Form 10-Q
period 2010-09-30
Chesapeake Midstream Partners, L.P.
filed 2010-11-12
CIK 1483096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of November 8, 2010, the registrant had 69,083,265 common units outstanding.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$309,130	$3
Accounts receivable, including $27,623 and $165,065 from related parties at September 30, 2010 and December 31, 2009, respectively	35,674	165,771
Other current assets	3,351	1,743

Total current assets	348,155	167,517

Property, plant and equipment:
Gathering systems	2,155,868	2,013,347
Other fixed assets	35,588	34,130
Less: Accumulated depreciation	(335,231)	(271,062)

Total property, plant and equipment, net	1,856,225	1,776,415

Deferred loan costs, net	15,798	14,743

Total assets	$2,220,178	$1,958,675

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,163	$22,940
Accrued liabilities, including $30,902 and $84,708 due to related parties at September 30, 2010 and December 31, 2009, respectively	45,250	95,158

Total current liabilities	80,413	118,098

Long-term liabilities:
Revolving bank credit facility	—	44,100
Other liabilities	4,127	2,850

Total long-term liabilities	4,127	46,950

Commitments and contingencies (Note 9)
Equity:
Common units (69,083,265 issued and outstanding at September 30, 2010)	1,256,960	—
Subordinated units (69,076,122 issued and outstanding at September 30, 2010)	844,220	—
General partner units (2,819,434 issued and outstanding at September 30, 2010)	34,458	—
Members’ equity	—	1,793,627

Total equity	2,135,638	1,793,627

Total liabilities and equity	$2,220,178	$1,958,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Predecessor		Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	($ in thousands, except per unit data)
Revenues, including revenue from affiliates (Note 7)	$100,060	$131,258	$296,685	$358,921

Operating Expenses:
Operating expenses, including expenses from affiliates (Note 8)	34,094	52,127	97,172	146,604
Depreciation and amortization expense	23,785	24,153	69,177	65,477
General and administrative expense, including expenses from affiliates (Note 8)	7,098	12,113	21,221	22,782
Impairment of property, plant and equipment and other assets	—	90,207	—	90,207
Loss on sale of assets	323	43,980	256	44,566

Total operating expenses	65,300	222,580	187,826	369,636

Operating income (loss)	34,760	(91,322)	108,859	(10,715)

Other Income (Expense):
Interest expense (Note 5)	(681)	(126)	(1,818)	(347)
Other income	34	11	76	29

Income (loss) before income tax expense	34,113	(91,437)	107,117	(11,033)
Income tax expense	699	2,070	1,772	6,341

Net income (loss)	$33,414	$(93,507)	$105,345	$(17,374)

Limited partner interest in net income
Net income(1)	$19,514	N/A	$19,514	N/A
Less general partner interest in net income	(390)	N/A	(390)	N/A

Limited partner interest in net income	$19,124	N/A	$19,124	N/A

Net income per common unit – basic and diluted	$0.14	N/A	$0.14	N/A
Net income per subordinated unit – basic and diluted	$0.14	N/A	$0.14	N/A

(1)

Reflective of general and limited partner interest in net income since closing the Partnership’s initial public offering on August 3, 2010. See Note 4 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Predecessor
	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	($ in thousands)
Cash flows from operating activities:
Net income	$105,345	$(17,374)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,177	65,477
Deferred income taxes	—	6,341
Impairment of property, plant and equipment and other assets	—	90,207
Loss on sale of assets	256	44,566
Other non-cash items	99	(282)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	129,592	(29,553)
Increase in other assets	(1,608)	(1,901)
Increase (decrease) in accounts payable	10,129	(82,112)
Increase (decrease) in accrued liabilities	(45,870)	25,379

Net cash provided by operating activities	267,120	100,748

Cash flows from investing activities:
Additions to property, plant and equipment	(156,463)	(756,883)
Proceeds from sale of assets	4,416	65,889

Net cash used in investing activities	(152,047)	(690,994)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	252,300	870,373
Payments on long-term debt borrowings	(296,400)	(1,318,200)
Proceeds from issuance of common units, net of offering costs	475,009	—
Distributions to partners	(231,919)	(10,153)
Contribution from Predecessor	177	—
Contributions from Chesapeake	—	567,828
Proceeds from sale of noncontrolling interest	—	587,500
Joint venture transaction costs	—	(16,130)
Debt issuance cost	(5,113)	(16,950)

Net cash provided by financing activities	194,054	664,268

Net increase in cash and cash equivalents	309,127	74,022
Cash and cash equivalents, beginning of period	3	82,025

Cash and cash equivalents, end of period	$309,130	$156,047

Supplemental disclosure of non-cash investing activities:
Changes in accounts payable and other liabilities related to purchases of property, plant and equipment	$5,522	$(52,521)
Changes in other liabilities related to asset retirement obligations	$(101)	$(2,893)
Contributions of property, plant and equipment to (from) Chesapeake	$11,705	$(91,462)
Supplemental disclosure of cash payments for interest	$2,765	$7,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

		Partners’ Equity
		Limited Partners
	Members’ Equity	Common	Subordinated	General Partner	Total
	($ in thousands)
Balance at December 31, 2009	$1,793,627	$—	$—	$—	$1,793,627
Distributions to Predecessor, net	(6,574)	—	—	—	(6,574)
Distributions to members	(169,500)	—	—	—	(169,500)
Net income attributable to the period from January 1, 2010 through August 2, 2010	85,831	—	—	—	85,831
Contribution of net assets to Chesapeake Midstream Partners, L.P.	(1,703,384)	834,658	834,658	34,068	—
Issuance of common units to public, net of offering and other costs	—	475,009	—	—	475,009
Distribution of proceeds to partner from exercise of over-allotment option	—	(62,419)	—	—	(62,419)
Non-cash equity based compensation	—	150	—	—	150
Net income attributable to the period from August 3, 2010 through September 30, 2010	—	9,562	9,562	390	19,514

Balance at September 30, 2010	$—	$1,256,960	$844,220	$34,458	$2,135,638

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Organization

Chesapeake Midstream Partners, L.P., (the “Partnership”) a Delaware limited partnership formed in January 2010, is principally focused on natural gas gathering, the first segment of midstream energy infrastructure that connects natural gas produced at the wellhead to third-party takeaway pipelines. The Partnership provides gathering, treating and compression services to Chesapeake Energy Corporation (“Chesapeake”) and Total Gas and Power North America, Inc. (“Total”), the Partnership’s primary customers, and other third-party producers under long-term, fixed-fee contracts.

Chesapeake Midstream Development, L.P. (“CMD” or “Predecessor”) is a Delaware limited partnership formed on February 29, 2008 to own, operate and develop midstream energy assets. Upon formation, gathering and treating assets of Chesapeake Energy Marketing, Inc. (“CEMI”), a wholly owned subsidiary of Chesapeake, were contributed to CMD. CEMI is the sole limited partner of CMD with a 98% ownership interest, and Chesapeake Midstream Management L.L.C. (“CMM”) is the general partner of CMD with a 2% ownership interest. CMM is a wholly owned subsidiary of CEMI.

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

On August 3, 2010, the Partnership completed its initial public offering (the “Offering”) of 24,437,500 common units (such amount includes 3,187,500 common units issued pursuant to the exercise of the underwriters’ over-allotment option on August 3, 2010) at a price of $21 per unit. The common units are listed on the New York Stock Exchange (the “NYSE”) under the symbol “CHKM”.

The Partnership received gross offering proceeds of approximately $513.2 million less approximately $38.2 million for underwriting discounts and commissions, structuring fees and offering expenses. Pursuant to the terms of the contribution agreement, the Partnership distributed the approximate $62.4 million of net proceeds from the exercise of the over-allotment option to GIP on August 3, 2010. The Partnership used the net offering proceeds of $412.6 million to repay approximately $110.0 million of borrowings under its revolving credit facility and to pay approximately $5.1 million of fees related to the amendment of its revolving credit facility. The remainder is expected to be used to fund expansion capital expenditures (see definition of expansion capital expenditures under the heading “Capital Requirements” in Part I, Items 2 of this Form 10-Q) and acquisitions.

Following the close of the Offering, the Partnership had outstanding 69,076,122 common units, 69,076,122 subordinated units, a 2% general partner interest and incentive distribution rights (“IDRs”). IDRs entitle the holder to specified increasing percentages of cash distributions as the Partnership’s per-unit cash distributions increase above specified levels. Common units held by public security holders represent 17.7% of all outstanding limited partner interests, and Chesapeake and GIP hold 42.3% and 40.0%, respectively, of all outstanding limited partner interests. The limited partners, collectively, hold a 98.0% limited partner interest in the Partnership and the general partner, which is owned and controlled by Chesapeake and GIP, holds a 2.0% general partner interest in the Partnership.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concurrent with the closing of the Offering, Chesapeake and GIP contributed Successor to the Partnership by conveying a 100% membership interest in Chesapeake MLP Operating, L.L.C., which owned all of the Partnership’s assets since September 2009.

2.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements are presented for current and Predecessor periods, which relate to the accounting periods preceding and succeeding the September 30, 2009 joint venture transaction described in Note 1. The current and Predecessor periods have been separated by a vertical line on the face of the unaudited condensed consolidated financial statements to highlight the fact that the financial information for such periods represents different entities. The accompanying financial statements and related notes present the condensed consolidated balance sheets and changes in members’ equity of the Partnership as of September 30, 2010 and December 31, 2009. They also include the unaudited condensed consolidated statements of operations for the Partnership for the three and nine month periods ended September 30, 2010, and for our Predecessor for the three and nine month periods ended September 30, 2009, and the unaudited condensed consolidated cash flows of the Partnership for the nine month period ended September 30, 2010 and of our Predecessor for the nine months ended September 30, 2009.

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

The results of operations for the three and nine month periods ended September 30, 2010 are not indicative of results that may be expected for the full fiscal year.

3.	Partnership Equity and Distributions

The partnership agreement requires that, within 45 days subsequent to the end of each quarter, the Partnership distribute its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. See Note 10 concerning the distribution approved in October 2010.

General Partner Interest and Incentive Distribution Rights

The general partner of the Partnership is currently entitled to two percent of all quarterly distributions that the Partnership makes. Upon the issuance of any equity by the Partnership, the general partner has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its current general partner interest. The general partner’s two percent interest in all cash distributions will be reduced if the Partnership issues additional units in the future and the general partner does not contribute a proportionate amount of capital to the Partnership to maintain its two percent interest.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The general partner currently holds IDRs that entitle it to receive increasing percentages, up to a maximum of 50 percent, of Partnership cash distributions if any of the Partnership’s quarterly distributions exceed a specified threshold. The maximum distribution sharing percentage of 50 percent includes distributions paid to the general partner on its two percent general partner interest and assumes that the general partner maintains its general partner interest at two percent. The maximum distribution of 50 percent does not include any distributions that the general partner may receive on the limited partner units that it may acquire.

Subordinated Units

All subordinated units are held indirectly by Chesapeake and GIP. These units are considered subordinated because for a period of time (the “Subordination Period”), the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution of $0.3375 per common unit plus any arrearages from prior quarters. The partnership agreement provides that, during the Subordination Period, the common units are entitled to distributions of available cash each quarter in an amount equal to the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash are permitted on the subordinated units. Furthermore, arrearages do not apply to and therefore will not be paid on the subordinated units. The effect of the subordinated units is to increase the likelihood that, during the Subordination Period, available cash is sufficient to fully fund cash distributions on the common units in an amount equal to the minimum quarterly distribution.

The Subordination Period will lapse at such time when the Partnership has paid at least $0.3375 per quarter on each common unit, subordinated unit and general partner unit for any three consecutive, non-overlapping four-quarter periods ending on or after June 30, 2013. Also, if the Partnership has paid at least 150 percent of the minimum quarterly distribution on each outstanding common unit, subordinated unit and general partner unit for each calendar quarter in a four-quarter period, the Subordination Period will terminate automatically. Each of these events must coincide with the Partnership’s adjusted operating surplus (as defined in the partnership agreement) during the four-quarter period immediately preceding the termination generating at least $2.025 (150 percent of the annualized minimum quarterly distribution) on all of the common and subordinated units on a fully diluted weighted average basis and the related distributions on the general partner interest and IDRs.

The Subordination Period will also terminate automatically if the general partner is removed without cause and the units held by the general partner and its affiliates are not voted in favor of removal. When the Subordination Period lapses or otherwise terminates, all remaining subordinated units will convert into common units on a one-for-one basis and the common units will no longer be entitled to arrearages.

Successor Distribution

On May 4, 2010, Successor paid a distribution of $150 million. The distribution was funded through cash on hand and borrowings under Successor’s amended revolving credit facility and consisted of $75 million payments to each of Chesapeake and GIP.

4.	Net Income per Limited Partner Unit

The Partnership’s net income is allocated to the general partner and the limited partners, including any subordinated unitholders, in accordance with their respective ownership percentages, and, when applicable, giving effect to unvested units granted under the Chesapeake Midstream Long-Term Incentive Plan (the “LTIP”) and incentive distributions allocable to the general partner. The Partnership’s net income allocable to the limited partners is allocated between the common and subordinated unitholders by applying the provisions of the partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basic and diluted net income per limited partner unit is calculated by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding during the period. The common units issued during the period are included on a weighted-average basis for the days in which they were outstanding.

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units (in thousands, except per-unit information):

August 3, 2010 to September 30, 2010
Net income (from close of the Offering on August 3, 2010 to September 30, 2010)	$19,514
Less general partner interest in net income	(390)

Limited partner interest in net income	$19,124

Net income allocable to common units	$9,562
Net income allocable to subordinated units	9,562

Limited partner interest in net income	$19,124

Net income per limited partner unit – basic and diluted
Common units	$0.14
Subordinated units	0.14

Total	$0.14

Weighted average limited partner units outstanding – basic and diluted
Common units	69,083,265
Subordinated units	69,076,122

Total	138,159,387

5.	Revolving Bank Credit Facilities

Concurrent with the formation of Successor, as discussed in Note 1, the newly created joint venture closed a new $500 million secured revolving bank credit facility to fund capital expenditures associated with the joint venture’s building of additional natural gas gathering systems and for general corporate purposes. At the same time, our Predecessor amended and restated its existing revolving bank credit facility to reduce its capacity from $460 million to $250 million, among other changes. The outstanding balance under our Predecessor’s credit facility was repaid at the time of the amendment. In conjunction with the establishment of the new facilities, our Predecessor expensed $4 million of previously capitalized debt issuance costs associated with this amendment and capitalized $5.7 million associated with the amended $250 million credit facility. Successor capitalized $11.5 million of debt issuance costs associated with the $500 million credit facility.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the Offering, the Partnership further amended Successor’s revolving bank credit facility, which will now mature in June 2015. As amended, the credit facility provides up to $750 million of borrowing capacity and includes a sub-limit of $25 million for same-day swing line advances and a sub-limit of $50 million for letters of credit. In addition, the credit facility contains an accordion feature that allows the Partnership to increase the available borrowing capacity under the facility up to $1 billion, subject to the satisfaction of certain closing conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the credit facility. Borrowings under the credit facility are secured by all of the assets of the Partnership and its subsidiaries, and loans thereunder (other than swing line loans) bear interest at the Partnership’s option at either (i) the greater of the reference rate of Wells Fargo Bank, NA, the federal funds effective rate plus 0.50%, and the one-month LIBOR plus 1.00%, all of which is subject to a margin that varies from 1.75% to 2.25% per annum according to the most recent consolidated leverage ratio (as defined) or (ii) the LIBOR plus a margin that varies from 2.75% to 3.25% per annum according to the most recent consolidated leverage ratio. The unused portion of the credit facility is subject to a commitment fee of 0.50% per annum according to the most recent consolidated leverage ratio. At September 30, 2010 there were no outstanding borrowings under such credit facility and at December 31, 2009 there were $44.1 million of outstanding borrowings under such credit facility.

The Partnership’s amended credit facility agreement requires maintenance of an indebtedness to EBITDA ratio (as defined in the amended credit facility agreement) of not more than 4.50 to 1, and an EBITDA to interest expense ratio (as defined in the amended credit facility agreement) of not less than 3.00 to 1. The Partnership was in compliance with all covenants under the agreement at September 30, 2010.

Additionally, the credit facility contains various covenants and restrictive provisions which, among other things, limits the ability of the Partnership and its subsidiaries to incur additional indebtedness, make investments or loans, create liens and pay dividends or distributions. If the Partnership fails to perform its obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the credit facility could be declared immediately due and payable. The credit facility agreement also has cross default provisions that apply to any other indebtedness the Partnership has with an outstanding principal amount in excess of $15 million.

Fair Value

Estimated fair values are determined by using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. Based on the borrowing rates available at September 30, 2010 for debt with similar terms and maturities, the carrying value of long-term debt approximates its fair value.

Capitalized Interest

For the three and nine months ended September 30, 2010, interest expense was net of capitalized interest of $0.4 million and $1.9 million, respectively, for the Partnership, and $2.7 million and $6.5 million for the three and nine month periods ended September 30, 2009, respectively, for our Predecessor.

6.	Equity-Based Compensation

Certain employees of Chesapeake have been seconded to the Partnership to provide operating, routine maintenance and other services with respect to the business under the direction, supervision and control of the Partnership’s general partner. A number of these employees receive equity-based compensation through Chesapeake’s stock-based compensation programs, which consist of restricted stock issued to employees.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the awards issued is determined based on the fair market value of the shares on the date of grant. However, the Partnership’s expense is allocated based on the lesser of the value at grant date or vest date. This value is amortized over the vesting period, which is generally four or five years from the date of grant. To the extent compensation cost relates to employee activities directly involved in gathering or treating operations, such amounts are charged to the Partnership and our Predecessor and are reflected as operating expenses. Included in operating expenses is stock-based compensation of $0.5 million and $1.4 million for the Partnership during the three and nine month periods ended September 30, 2010, respectively, and $1.8 million and $5.3 million for our Predecessor during the three and nine month periods ended September 30, 2009, respectively. To the extent compensation cost relates to employees indirectly involved in gathering or treating operations, such amounts are charged to the Partnership and our Predecessor through an overhead allocation and are reflected as general and administrative expenses.

Concurrent with closing of the Offering, awards of Partnership units with a value of approximately $50,000 per award were made to each of the three independent directors of the Partnership’s general partner pursuant to the LTIP in connection with their initial appointment to the Board of Directors of the Partnership’s general partner. The LTIP provides for an aggregate of 3,500,000 common units to be awarded to employees, directors and consultants of the Partnership’s general partner and its affiliates through various award types, including unit awards, restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards. The LTIP has been designed to promote the interests of the Partnership and its unitholders by strengthening its ability to attract, retain and motivate qualified individuals to serve as employees, directors and consultants.

7.	Major Customers and Concentration of Credit Risk

Financial instruments that potentially subject the Partnership and our Predecessor to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. On September 30, 2010 and December 31, 2009, respectively, cash and cash equivalents were invested in a non-interest bearing account and money market funds with investment grade ratings.

CEMI accounted for $80.5 million and $244.3 million of the Partnership’s revenues for the three and nine month periods ended September 30, 2010, respectively, and $126.6 million and $350.4 million of our Predecessor’s revenues for the three and nine month periods ended September 30, 2009, respectively. Total accounted for $15.8 million and $42.5 million of the Partnership’s revenues for the three and nine months ended September 30, 2010, respectively, and accounted for none of our Predecessor’s revenues for both the three and nine month periods ended September 30, 2009. Chesapeake and Total E&P USA, Inc., a wholly owned subsidiary of Total S.A., have a joint venture arrangement in which Total E&P USA, Inc. holds a 25% non-operated interest in Chesapeake’s Barnett Shale upstream assets.

8.	Transactions with Affiliates

In the normal course of business, natural gas gathering and treating services are provided to Chesapeake and its affiliates. Revenues are derived almost exclusively from Chesapeake, which includes volumes attributable to third-party interest owners that participate in Chesapeake’s operated wells.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Chesapeake and its affiliates provide certain services including legal, accounting, treasury, human resources, information technology and administration. The employees supporting these operations are employees of CEMI or Chesapeake. The unaudited condensed consolidated financial statements for Successor and our Predecessor include costs allocated from Chesapeake and CEMI for centralized general and administrative services, as well as depreciation of assets utilized by Chesapeake’s centralized general and administrative functions. Prior to October 15, 2008, allocated costs were based on identification of Chesapeake’s resources which provided a direct benefit and the proportionate share of costs based on estimated usage of shared resources and functions. Costs were allocated based on the proportionate share of Chesapeake’s headcount, compensation expense, or net revenues as appropriate for the nature of the charge. All of the allocations are based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if our Predecessor had been operated as a stand-alone entity. Effective October 15, 2008, as part of the terms of an omnibus agreement, the overhead rate charged to our Predecessor became $0.02/mmbtu. Effective June 1, 2009, the allocated charges from Chesapeake were based on the actual costs for the period as opposed to the $0.02/mmbtu fee. Effective October 1, 2009, the Partnership was charged a general and administrative fee from Chesapeake based on the terms of the joint venture agreement. The established terms indicate corporate overhead costs are charged to the Partnership based on actual cost of the services provided, subject to a fee per mcf cap based on volumes of natural gas gathered. The fee is calculated as the lesser of $0.03/mcf gathered or actual corporate overhead costs. General and administrative charges were $4.1 million and $12.5 million for the three and nine month periods ended September 30, 2010, respectively, for the Partnership, and $6.2 million and $14.6 million for the three and nine month periods ended September 30, 2009, respectively, for our Predecessor.

Chesapeake and its affiliates also provide compression services. Monthly compressor rentals were charged to our Predecessor under short-term contracts at market rates. The Partnership is charged for compressor rentals based on a long-term compressor rental agreement with Chesapeake and its subsidiaries. For the three and nine month periods ended September 30, 2010, compressor rental charges from affiliates were $11.9 million and $35.0 million, respectively, for the Partnership. For the three and nine month periods ended September 30, 2009, compressor rental charges from affiliates were $16.2 million and $47.2 million, respectively, for our Predecessor. These charges are included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

9.	Commitments and Contingencies

Certain property, equipment and operating facilities are leased under various operating leases. Costs are also incurred associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations.

Our Predecessor/Successor is from time to time subject to various legal actions and claims incidental to its business, including those arising out of employment-related matters. Management believes that these routine legal proceedings will not have a material adverse effect on the financial position, results of operations or cash flows. Once it is determined that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to the estimate of the likely exposure. There was not an accrual for legal contingencies as of September 30, 2010 or December 31, 2009.

10.	Subsequent Events

On October 26, 2010, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.2165 per unit together with the corresponding distribution to the general partner. This amount represents a minimum quarterly distribution prorated for the 59-day period beginning on August 3, 2010 and ending on September 30, 2010. The cash distribution was paid on November 12, 2010 to unitholders of record on November 5, 2010 and to the general partner.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical unaudited condensed consolidated financial statements reflect the assets, liabilities and operations of Chesapeake Midstream Development, L.P. (our “Predecessor”) (for periods ending on or before September 30, 2009) and of the successor to our Predecessor (“Successor”) (for periods ending after September 30, 2009). On September 30, 2009, Chesapeake Energy Corporation (“Chesapeake”) and Global Infrastructure Partners – A, L.P., and affiliated funds managed by Global Infrastructure Management, L.L.C., and certain of their respective subsidiaries and affiliates (“GIP”) formed Successor in a joint venture transaction to own and operate a portion of the business of our Predecessor consisting of certain assets and operations that have historically been engaged in gathering, treating and compressing natural gas for Chesapeake and its working interest partners. Our Predecessor retained a 50% interest in Successor and continues to operate midstream assets outside of Successor. On August 3, 2010, Chesapeake and GIP contributed Successor to Chesapeake Midstream Partners, L.P. (the “Partnership”) by conveying a 100% membership interest in Chesapeake MLP Operating, L.L.C. to the Partnership. On this date, the Partnership also closed its initial public offering (“the Offering”) of common units representing limited partner interests.

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

Overview

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the three and nine months ended September 30, 2010 (the “Current Quarter” and the “Current Period”, respectively):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(In thousands, except operational data)
Revenues(1)	$100,060	$296,685

Operating expenses	34,094	97,172
Depreciation and amortization expense	23,785	69,177
General and administrative expense	7,098	21,221
(Gain) loss on sale of assets	323	256

Total operating expenses	65,300	187,826

Operating income	34,760	108,859
Interest expense	(681)	(1,818)
Other income	34	76

Income before income tax expense	34,113	107,117
Income tax expense	699	1,772

Net income	$33,414	$105,345

Key Performance Metrics:
Adjusted EBITDA(2)	$58,902	$178,368
Distributable cash flow(2)	$40,022	$122,278
Operational Data:
Wells connected during period	121	301
Wells connected at end of period	4,065	4,065
Throughput, mmcf per day	1,584	1,580
Miles of pipe at end of period	2,890	2,890
Gas compression (horsepower) at end of period	219,900	219,900

(1)

In the event either Chesapeake or Total Gas and Power North America, Inc. does not meet its minimum volume commitment to us in our Barnett Shale region under our gas gathering agreements, as adjusted in certain circumstances, for any annual period (or six-month period in the case of the six months ending June 30, 2019) during the minimum volume commitment period, Chesapeake or Total, as applicable, will be obligated to pay us a fee equal to the Barnett Shale fee for each mcf by which the applicable party’s minimum volume commitment for the year (or six-month period) exceeds the actual volumes gathered on our systems attributable to the applicable party’s production. Should payments be due under the minimum volume commitment with respect to any year, we recognize the associated revenue in the fourth quarter of that year.

(2)

Adjusted EBITDA and distributable cash flow are defined below under the caption How We Evaluate Our Operations within this Part I, Item 2. Reconciliations of Adjusted EBITDA and distributable cash flow to their most directly comparable measures calculated and presented in accordance with GAAP are included under the caption Results of Operations within this Part I, Item 2.

We are a limited partnership formed to own, operate, develop and acquire natural gas gathering systems and other midstream energy assets. We are principally focused on natural gas gathering, the first segment of midstream energy infrastructure that connects natural gas produced at the wellhead to third-party takeaway pipelines. We provide gathering, treating and compression services to Chesapeake and Total Gas and Power North America, Inc. (“Total”), our primary customers, and other third-party producers under long-term, fixed-fee contracts.

Our gathering systems operate in our Barnett Shale region in north-central Texas and our Mid-Continent region, which includes the Anadarko, Arkoma, Delaware and Permian Basins. We generate the majority of our operating income in our Barnett Shale region, where we service approximately 1,800 wells in the core of the Barnett Shale. In our Mid-Continent region, we have an enhanced focus on the unconventional resources located in the Colony Granite Wash and Texas Panhandle Granite Wash plays of the Anadarko Basin. Our systems consist of approximately 2,900 miles of gathering pipelines, servicing approximately 4,100 natural gas wells. For both the Current Quarter and Current Period, our assets gathered approximately 1.6 bcf of natural gas per day.

We generated approximately 75% of our revenues from our gathering systems in our Barnett Shale region for both the Current Quarter and Current Period and approximately 25% of our revenues from our gathering systems in our Mid-Continent region for both the Current Quarter and Current Period.

The results of our operations are primarily driven by the volumes of natural gas we gather, treat and compress across our gathering systems. We currently provide all of our gathering, treating and compression services pursuant to fixed fee contracts, which limit our direct commodity price exposure, and we generally do not take title to the natural gas we gather. We have entered into 20-year gas gathering agreements with Chesapeake and Total, an affiliate of Chesapeake’s upstream joint venture partner in the Barnett Shale, Total E&P USA, Inc. (“Total E&P”). Pursuant to our gas gathering agreements, Chesapeake and Total have agreed to dedicate extensive acreage in our Barnett Shale region and Chesapeake has agreed to dedicate extensive acreage in our Mid-Continent region. These agreements generally require us to connect Chesapeake and Total operated natural gas drilling pads and wells within our acreage dedications to our gathering systems and contain the following terms that are intended to support the stability of our cash flows: (i) 10-year minimum volume commitments in our Barnett Shale region, which mitigate throughput volume variability; (ii) fee redetermination mechanisms in our Barnett Shale and Mid-Continent regions, which are designed to support a return on our invested capital and allow our gathering rates to be adjusted, subject to specified caps, to account for variability in revenues, capital expenditures and compression expenses; and (iii) price escalators in our Barnett Shale and Mid-Continent regions, which annually increase our gathering rates.

Our Gas Gathering Agreements

We are party to (i) a 20-year gas gathering agreement with certain subsidiaries of Chesapeake that was entered into in connection with the joint venture transaction in September 2009, and (ii) a 20-year gas gathering agreement with Total that was entered into in connection with an upstream joint venture transaction between Chesapeake and Total E&P in January 2010.

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

•

Fuel, Lost and Unaccounted For Gas and Electricity. We have agreed to negotiate with Chesapeake to establish a mutually acceptable volumetric-based cap on fuel, lost and unaccounted for gas and electricity on our systems with respect to its volumes. Although we have not yet agreed on a cap with Chesapeake and Total, to the extent we were to exceed an agreed-upon cap in the future, we may incur significant expenses to replace the volume of natural gas used as fuel, or lost or unaccounted for, and electricity, in excess of such cap based on then current natural gas and electricity prices. Accordingly, this replacement obligation will subject us to direct commodity price risk.

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

•

Fuel, Lost and Unaccounted For Gas and Electricity. We have agreed to negotiate with Chesapeake to establish a mutually acceptable volumetric-based cap on fuel, lost and unaccounted for gas and electricity on our systems with respect to its volumes. Although we have not yet agreed on a cap with Chesapeake and Total, to the extent we were to exceed an agreed cap in the future, we may incur significant expenses to replace the volume of natural gas used as fuel, or lost or unaccounted for, and electricity, in excess of such cap based on then current natural gas and electricity prices. Accordingly, this replacement obligation may subject us to direct commodity price risk.

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

Other Arrangements

Business Opportunities. Pursuant to our omnibus agreement with Chesapeake, Chesapeake has agreed to provide us a right of first offer with respect to three specified categories of transactions: (i) opportunities to develop or invest in midstream energy projects within five miles of our acreage dedications, (ii) opportunities to succeed third parties in expiring midstream energy service contracts within five miles of the acreage dedications and (iii) opportunities with respect to future midstream divestitures outside of the acreage dedications. The consummation, if any, and timing of any such future transactions will depend upon, among other things, our ability to reach an agreement with Chesapeake and our ability to obtain financing on acceptable terms. Notwithstanding the foregoing, Chesapeake is under no obligation to accept any offer made by us with respect to such opportunities. Although we will have certain rights with respect to the potential business opportunities, we are not under any contractual obligation to pursue any such transactions.

Services Arrangements. Under our services agreement with Chesapeake, Chesapeake has agreed to provide us with certain general and administrative services and any additional services we may request. We will reimburse Chesapeake for such general and administrative services in any given month subject to a cap equal to $0.03 per mcf multiplied by the volume (measured in mcf) of natural gas that we gather, treat or compress. The $0.03 per mcf cap will be subject to an annual upward adjustment on October 1 of each year equal to 50% of any increase in the Consumer Price Index, and, subject to receipt of requisite approvals, such cap may be further adjusted to reflect changes in general and administrative services provided by Chesapeake relating to new laws or accounting rules that are implemented. The cap contained in the services agreement does not apply to our direct general and administrative expenses and may not apply to certain of the incremental general and administrative expenses that we expect to incur as a result of becoming a publicly traded partnership.

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

How We Evaluate Our Operations

Our results are driven primarily by our customers’ minimum volume commitments and the actual volumes of natural gas we gather, treat and compress. In the case of our Barnett Shale volumes, our results will be supported by the minimum volume commitments contained in our gas gathering agreements with Chesapeake and Total. We contract with producers to gather natural gas from individual wells located near our gathering systems. We connect wells to gathering pipelines through which natural gas is compressed and may be delivered to a treating facility, processing plant or an intrastate or interstate pipeline for delivery to market. We treat natural gas that we gather to the extent necessary to meet required specifications of third-party takeaway pipelines. For the Current Quarter and Current Period, Chesapeake and its working interest partners accounted for approximately 91 percent and 93 percent, respectively, of the natural gas volumes on our gathering systems and 96 percent and 97 percent, respectively, of our revenues.

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

Items Impacting the Comparability of Our Financial Results

Our current and future results of operations may not be comparable to the historical results of operations for the periods presented for our Predecessor, for the reasons described below:

•

At September 30, 2010, our assets constituted approximately 58 percent of the total assets of our Predecessor immediately prior to the formation of the joint venture between Chesapeake and GIP on September 30, 2009.

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

•

We anticipate incurring approximately $2.0 million annually of general and administrative expenses attributable to operating as a publicly traded partnership, such as expenses associated with annual and quarterly reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with listing on the NYSE; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance costs; and director compensation. These incremental general and administrative expenses are not reflected in the historical consolidated financial statements of our Predecessor.

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

•

We intend to make cash distributions to our unitholders and our general partner at an initial distribution rate of $0.3375 per unit per quarter ($1.35 per unit on an annualized basis). We have declared and paid a prorated distribution following the quarter ending September 30, 2010, covering the period from the closing of our initial public offering through September 30, 2010. Based on the terms of our cash distribution policy, we expect that we will distribute quarterly to our unitholders and our general partner most of the cash generated by our operations. As a result, we expect to fund future capital expenditures from cash and cash equivalents on hand, cash flow generated from our operations that is not distributed to our unitholders and our general partner, borrowings under our amended revolving credit facility and future issuances of equity and debt securities. Historically, our Predecessor largely relied on internally generated cash flows and capital contributions from Chesapeake to satisfy its capital expenditure requirements.

Results of Operations – Three Months Ended September 30, 2010

Revenues. Our revenues are primarily attributable to the amount of throughput on its gathering systems and the rates charged for gathering such throughput. During the Current Quarter, revenues were $100.1 million compared to $101.2 million and $95.4 million during the three months ended June 30, 2010 and March 31, 2010, respectively. In the Current Quarter, throughput was 1,584 mmcf per day compared to 1,624 mmcf per day and 1,530 mmcf per day during the three month periods ended June 30, 2010 and March 31, 2010, respectively. Because throughput in the Barnett Shale during the Current Quarter was significantly below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the fourth quarter. The minimum volume commitment is measured annually and recognized in the fourth quarter of each year, as applicable. If the minimum volume commitment was recognized quarterly, revenue and net income would have increased $16.4 million in the Current Quarter. We connected 121 wells during the Current Quarter.

The table below reflects the Partnership’s revenues and throughput by region for the Current Quarter:

	Revenues	Throughput (bcf)
	(In thousands, except operational data)
Barnett Shale	$75,411	94.7
Mid-Continent	24,649	51.0

	$100,060	145.7

Operating Expenses. Operating expenses for the Barnett Shale and Mid-Continent regions were $0.23 per mcf for the Current Quarter compared to $0.22 per mcf during both of the three month periods ended June 30, 2010 and March 31, 2010. The table below reflects the Partnership’s total operating expenses and operating expenses per mcf of throughput by region for the Current Quarter:

	Operating Expenses	Expenses ($ per mcf)
	(In thousands, except per mcf data)
Barnett Shale	$22,581	$0.24
Mid-Continent	11,513	0.23

	$34,094	$0.23

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $23.8 million compared to $23.4 and $22.0 million during the three months ended June 30, 2010 and March 31, 2010, respectively, and primarily related to gathering systems.

General and Administrative Expense. During the Current Quarter, general and administrative expenses were $7.1 million compared to $7.4 million during the three months ended June 30, 2010, and were primarily attributable to completing the expansion of our general and administrative functions, specifically in preparation for the functions required by our status as a public company following the Offering.

Interest Expense. Interest expense for the Current Quarter was $0.7 million which was net of $0.4 million of capitalized interest. Interest expense is related to borrowings under our revolving credit facility and commitment fees on the unused portion of the Partnership’s credit facility.

Income Tax Expense. Income tax expense during the Current Quarter was $0.7 million and is attributable to margin taxes in the state of Texas. The Partnership and its subsidiaries are pass-through entities for federal income tax purposes. For these entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in the unaudited condensed consolidated financial statements.

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

Three Months Ended September 30, 2010
($ in thousands)
Net Income	$33,414
Interest expense	681
Income tax expense	699
Depreciation and amortization expense	23,785
(Gain) Loss on sale of assets	323

Adjusted EBITDA	$58,902

Cash Provided By Operating Activities	$69,711
Changes in assets and liabilities	(12,048)
Maintenance capital expenditures	(17,500)
Other non-cash items	(141)

Distributable Cash Flow	$40,022

Results of Operations – Nine Months Ended September 30, 2010

Revenues. During the Current Period, our throughput was 1,580 mmcf per day resulting in revenues of $296.7 million. Because throughput in the Barnett Shale during the Current Period was significantly below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the fourth quarter. The minimum volume commitment is measured annually and recognized in the fourth quarter of each year, as applicable. If the minimum volume commitment was recognized quarterly, revenue and net income would have increased $47.8 million in the Current Period. We connected 301 wells during the Current Period.

The table below reflects the Partnership’s revenues and throughput by region for the Current Period:

	Revenues	Throughput (bcf)
	(In thousands, except operational data)
Barnett Shale	$222,951	279.2
Mid-Continent	73,734	152.0

	$296,685	431.2

Operating Expenses. Operating expenses for the Barnett Shale and Mid-Continent regions were $0.23 per mcf for the Current Period. The table below reflects the Partnership’s total operating expenses and operating expenses per mcf of throughput by region for the Current Period:

	Operating Expenses	Expenses ($ per mcf)
	(In thousands, except per mcf data)
Barnett Shale	$62,018	$0.22
Mid-Continent	35,154	0.23

	$97,172	$0.23

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $69.2 million and primarily related to gathering systems.

General and Administrative Expense. During the Current Period, general and administrative expenses were $21.2 million and were primarily attributable to the expansion of our senior management team and the ongoing expansion of general and administrative functions of the Partnership.

Interest Expense. Interest expense for the Current Period was $1.8 million which was net of $1.9 million of capitalized interest. Interest expense is related to borrowings under our revolving credit facility.

Income Tax Expense. Income tax expense during the Current Period was $1.8 million and is attributable to margin taxes in the state of Texas. The Partnership and its subsidiaries are pass-through entities for federal income tax purposes. For these entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in the unaudited condensed consolidated financial statements.

Adjusted EBITDA and Distributable Cash Flow. Following are reconciliations of each of these non-GAAP metrics to its most directly comparable GAAP measure for the Current Period:

Nine Months Ended September 30, 2010
($ in thousands)
Net Income	$105,345
Interest expense	1,818
Income tax expense	1,772
Depreciation and amortization expense	69,177
(Gain) Loss on sale of assets	256

Adjusted EBITDA	$178,368

Cash Provided By Operating Activities	$267,120
Changes in assets and liabilities	(92,243)
Maintenance capital expenditures	(52,500)
Other non-cash items	(99)

Distributable Cash Flow	$122,278

Liquidity and Capital Resources

Our ability to finance operations and fund capital expenditures will largely depend on our ability to generate sufficient cash flow to cover these expenses as well as the availability of borrowings under our revolving credit facility and our access to the capital markets. Our ability to generate cash flow is subject to a number of factors, some of which are beyond our control. See Risk Factors in our prospectus dated July 28, 2010 and filed with the Securities and Exchange Commission (“SEC”) on July 30, 2010.

Historically, Successor’s sources of liquidity included cash generated from operations and borrowings under Successor’s revolving credit facility.

Working Capital (Deficit). Working capital, defined as the amount by which current assets exceed current liabilities, is an indication of liquidity and the potential need for short-term funding. As of December 31, 2009 and September 30, 2010, we had working capital of $49.4 million and $267.7 million, respectively. Working capital increased from December 31, 2009 to September 30, 2010 primarily as a result of proceeds from the Offering.

Cash Flows. Net cash provided by (used in) operating activities, investing activities and financing activities of the Partnership for the Current Period, were as follows:

Nine Months Ended September 30, 2010
($ in thousands)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$267,120
Investing activities	$(152,047)
Financing activities	$194,054

Operating Activities. Net cash provided by operating activities was $267.1 million for the Current Period. This amount was attributable to both cash flow from operations and changes in working capital. Cash flow from operations has increased as additional volumes have been brought onto our systems. Working capital is positive as a result of settlement of December 31, 2009 accounts receivable and accrued liabilities with Chesapeake in connection with the post-closing requirements of the purchase agreement relating to the joint venture transaction between Chesapeake and GIP.

Investing Activities. Net cash used in investing activities for the Current Period was primarily attributable to capital spending related to the expansion of gathering systems.

Financing Activities. Net cash provided by financing activities increased $194.1 million for the Current Period. This increase was primarily attributable to net proceeds of $475.0 million from the Offering offset by distributions during the period of $231.9 million and net payments on long-term borrowings of $44.1 million.

Sources of Liquidity

At September 30, 2010, our potential sources of liquidity included:

•	cash on hand after the application of a portion of the net proceeds from the Offering to repay borrowings outstanding under our revolving credit facility;

•	cash generated from operations;

•	borrowings under our revolving credit facility.

We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to fund our quarterly cash distributions to unitholders.

Credit Facility

In connection with the Offering, we further amended Successor’s revolving bank credit facility, which will now mature in June 2015. As amended, the credit facility provides up to $750 million of borrowing capacity and includes a sub-limit of $25 million for same-day swing line advances and a sub-limit of $50 million for letters of credit. In addition, the credit facility contains an accordion feature that allows the Partnership to increase the available borrowing capacity under the facility up to $1 billion, subject to the satisfaction of certain closing conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the credit facility. Borrowings under the credit facility are secured by all of the assets of the Partnership and its subsidiaries, and loans thereunder (other than swing line loans) bear interest at our option at either (i) the greater of the reference rate of Wells Fargo Bank, NA, the federal funds effective rate plus 0.50%, and the one-month LIBOR plus 1.00%, all of which is subject to a margin that varies from 1.75% to 2.25% per annum according to the most recent consolidated leverage ratio (as defined) or (ii) the LIBOR plus a margin that varies from 2.75% to 3.25% per annum according to the most recent consolidated leverage ratio. The unused portion of the credit facility is subject to a commitment fee of 0.50% per annum according to the most recent consolidated leverage ratio. At September 30, 2010, there were no outstanding borrowings under such credit facility and at December 31, 2009, there were $44.1 million of outstanding borrowings under such credit facility.

Our amended credit facility agreement requires maintenance of an indebtedness to EBITDA ratio (as defined in the amended credit facility agreement) of not more than 4.50 to 1, and an EBITDA to interest expense ratio (as defined in the amended credit facility agreement) of not less than 3.00 to 1. We were in compliance with all covenants under the agreement at September 30, 2010.

Additionally, the credit facility contains various covenants and restrictive provisions which, among other things, limits the ability of the Partnership and its subsidiaries to incur additional indebtedness, make investments or loans, create liens and pay dividends or distributions. If the Partnership fails to perform its obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the credit facility could be declared immediately due and payable. The credit facility agreement also has cross default provisions that apply to any other indebtedness the Partnership has with an outstanding principal amount in excess of $15 million.

Capital Requirements. Our business is capital-intensive, requiring significant investment to grown our business as well as to maintain and improve existing assets. We categorize capital expenditures as either:

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

For the Current Period, expansion capital expenditures totaled $104.0 million and maintenance capital expenditures totaled $52.5 million. Our 2010 year-to-date spending and budgeted capital expenditures for the remainder of 2010 are primarily concentrated in our Barnett Shale region and in the Colony Granite Wash and Texas Panhandle Granite Wash plays in our Mid-Continent region. Our future capital expenditures may vary significantly from budgeted amounts and from period to period based on the investment opportunities that become available to us.

We continually review opportunities for both organic growth projects and acquisitions that will enhance our financial performance. Because our partnership agreement requires us to distribute most of the cash generated from operations to our unitholders and our general partner, we expect to fund future capital expenditures from cash and cash equivalents on hand, cash flow generated from our operations that is not distributed to our unitholders and general partner, borrowings under our revolving credit facility and future issuances of equity and debt securities.

Distributions We intend to pay a minimum quarterly distribution of $0.3375 per unit per quarter, which we expect to equate to approximately $47.6 million per quarter, or approximately $190.3 million per year, based on the number of common, subordinated and general partner units outstanding immediately after completion of the Offering. We do not have a legal obligation to pay this distribution.

On October 26, 2010, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.2165 per unit together with the corresponding distribution to the general partner. This amount represents a minimum quarterly distribution prorated for the 59-day period beginning on August 3, 2010 and ending on September 30, 2010. The cash distribution was paid on November 12, 2010 to unitholders of record on November 5, 2010 and to the general partner.

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

Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

We have agreed to negotiate with Chesapeake and Total to establish a mutually acceptable volumetric-based cap on fuel, lost and unaccounted for gas and electricity on our systems with respect to its volumes. Although we have not yet agreed on a cap with Chesapeake and Total, to the extent we were to exceed an agreed cap in the future, we may incur significant expenses to replace the volume of natural gas used as fuel, or lost or unaccounted for, and electricity, in excess of such cap based on the then current natural gas prices. Accordingly, this replacement obligation may subject us to direct commodity price risk.

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.

There was no change in our internal control over financial reporting occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	S-1	333-164905	3.1	02/16/2010

3.2	First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated August 3, 2010.	8-K	001-34831	3.1	08/05/2010

3.3	Second Amended and Restated Limited Liability Company Agreement of Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	3.2	08/05/2010

10.1	Underwriting Agreement, dated July 28, 2010, by and among Chesapeake Midstream Partners, L.P., Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Ventures, L.L.C., Chesapeake MLP Operating, L.L.C and the Underwriters named therein.	8-K	001-34831	1.1	07/30/2010

10.2	Contribution, Conveyance and Assumption Agreement by and among Chesapeake Midstream Partners, L.P., Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Holdings, L.L.C., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P., GIP-C Holding (CHK), L.P., Chesapeake Midstream Ventures, L.L.C. and Chesapeake MLP Operating, L.L.C., dated as of July 28, 2010.	8-K	001-34831	10.1	07/30/2010

10.3	Omnibus Agreement by and among Chesapeake Midstream Holding, L.L.C. and Chesapeake Midstream Ventures, L.L.C., dated August 3, 2010.	8-K	001-34831	10.1	08/05/2010

10.4	Amended and Restated Services Agreement by and among Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., Chesapeake Midstream GP, L.L.C, Chesapeake Midstream Partners, L.P. and Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	10.2	08/05/2010

10.5	Amended and Restated Employee Transfer Agreement by and among Chesapeake Energy Corporation, Chesapeake Midstream Management, L.L.C., Chesapeake Midstream GP, L.L.C. and Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	10.3	08/05/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.6	Amended and Restated Employee Secondment Agreement by and among Chesapeake Energy Corporation, Chesapeake Midstream Management, L.L.C., Chesapeake Midstream GP, L.L.C., Chesapeake Operating, Inc. and Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	10.4	08/05/2010

10.7	Amended and Restated Shared Services Agreement by and among Chesapeake Energy Corporation, Chesapeake Midstream GP, L.L.C., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P., GIP-C Holding (CHK), L.P. and Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	10.5	08/05/2010

10.8	Registration Rights Agreement by and among Chesapeake Midstream Partners, L.P., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P., GIP-C Holding (CHK), L.P. and Chesapeake Midstream Holdings, L.L.C., dated August 3, 2010.	8-K	001-34831	10.6	08/05/2010

10.9	Credit Agreement among Chesapeake MLP Operating, L.L.C., as the Borrower, Chesapeake Midstream Partners, L.P., as the Parent, Wells Fargo Bank, National Association, as Administrative Agent, The Royal Bank of Scotland plc, as Syndication Agent, Bank of Montreal, Compass Bank and The Bank of Nova Scotia, as Co-Documentation Agents and the other Lenders party thereto, dated as of August 2, 2010.	8-K	001-34831	10.7	08/05/2010

10.10	Chesapeake Midstream Long-Term Incentive Plan.	S-1	333-164905	10.18	07/20/2010

31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

Date: November 12, 2010	By:	/s/ J. MIKE STICE
J. Mike Stice Chief Executive Officer

Date: November 12, 2010	By:	/s/ DAVID C. SHIELS
David C. Shiels Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	S-1	333-164905	3.1	02/16/2010

3.2	First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated August 3, 2010.	8-K	001-34831	3.1	08/05/2010

3.3	Second Amended and Restated Limited Liability Company Agreement of Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	3.2	08/05/2010

10.1	Underwriting Agreement, dated July 28, 2010, by and among Chesapeake Midstream Partners, L.P., Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Ventures, L.L.C., Chesapeake MLP Operating, L.L.C and the Underwriters named therein.	8-K	001-34831	1.1	07/30/2010

10.2	Contribution, Conveyance and Assumption Agreement by and among Chesapeake Midstream Partners, L.P., Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Holdings, L.L.C., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P., GIP-C Holding (CHK), L.P., Chesapeake Midstream Ventures, L.L.C. and Chesapeake MLP Operating, L.L.C., dated as of July 28, 2010.	8-K	001-34831	10.1	07/30/2010

10.3	Omnibus Agreement by and among Chesapeake Midstream Holding, L.L.C. and Chesapeake Midstream Ventures, L.L.C., dated August 3, 2010.	8-K	001-34831	10.1	08/05/2010

10.4	Amended and Restated Services Agreement by and among Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., Chesapeake Midstream GP, L.L.C, Chesapeake Midstream Partners, L.P. and Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	10.2	08/05/2010

10.5	Amended and Restated Employee Transfer Agreement by and among Chesapeake Energy Corporation, Chesapeake Midstream Management, L.L.C., Chesapeake Midstream GP, L.L.C. and Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	10.3	08/05/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.6	Amended and Restated Employee Secondment Agreement by and among Chesapeake Energy Corporation, Chesapeake Midstream Management, L.L.C., Chesapeake Midstream GP, L.L.C., Chesapeake Operating, Inc. and Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	10.4	08/05/2010

10.7	Amended and Restated Shared Services Agreement by and among Chesapeake Energy Corporation, Chesapeake Midstream GP, L.L.C., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P., GIP-C Holding (CHK), L.P. and Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	10.5	08/05/2010

10.8	Registration Rights Agreement by and among Chesapeake Midstream Partners, L.P., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P., GIP-C Holding (CHK), L.P. and Chesapeake Midstream Holdings, L.L.C., dated August 3, 2010.	8-K	001-34831	10.6	08/05/2010

10.9	Credit Agreement among Chesapeake MLP Operating, L.L.C., as the Borrower, Chesapeake Midstream Partners, L.P., as the Parent, Wells Fargo Bank, National Association, as Administrative Agent, The Royal Bank of Scotland plc, as Syndication Agent, Bank of Montreal, Compass Bank and The Bank of Nova Scotia, as Co-Documentation Agents and the other Lenders party thereto, dated as of August 2, 2010.	8-K	001-34831	10.7	08/05/2010

10.10	Chesapeake Midstream Long-Term Incentive Plan.	S-1	333-164905	10.18	07/20/2010

31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X