Form 10-Q
period 2011-06-30
CHESAPEAKE MIDSTREAM PARTNERS LP
filed 2011-08-12
CIK 1483096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [X]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

As of August 8, 2011, the registrant had 69,085,038 common units outstanding.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,991	$17,816
Accounts receivable, including $37,986 and $88,009 from related parties at June 30, 2011 and December 31, 2010, respectively	52,551	107,095
Other current assets	5,572	6,576

Total current assets	60,114	131,487

Property, plant and equipment:
Gathering systems	2,765,571	2,544,053
Other fixed assets	46,027	41,125
Less: Accumulated depreciation	(414,608)	(358,269)

Total property, plant and equipment, net	2,396,990	2,226,909

Intangible contracts, net	164,223	172,481
Deferred loan costs, net	22,088	15,039

Total assets	$2,643,415	$2,545,916

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$51,985	$39,619
Accrued liabilities, including $41,766 and $42,674 from related parties at June 30, 2011 and December 31, 2010, respectively	60,368	58,372

Total current liabilities	112,353	97,991

Long-term liabilities:
Long-term debt	350,000	249,100
Other liabilities	4,352	4,257

Total long-term liabilities	354,352	253,357

Commitments and contingencies (Note 9)
Partners’ capital:
Common units (69,085,038 and 69,083,265 issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	1,276,497	1,285,619
Subordinated units (69,076,122 issued and outstanding at June 30, 2011 and December 31, 2010)	864,903	873,304
General partner interest	35,310	35,645

Total partners’ capital	2,176,710	2,194,568

Total liabilities and partners’ capital	$2,643,415	$2,545,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands, except per unit data)
Revenues, including revenue from affiliates (Note 7)	$133,217	$101,239	$256,746	$196,625

Operating expenses
Operating expenses, including expenses from affiliates (Note 8)	44,284	32,385	86,845	63,078
Depreciation and amortization expense	32,747	22,102	63,685	42,712
General and administrative expense, including expenses from affiliates (Note 8)	9,659	7,387	18,605	14,123
Other operating (income) expense	923	(37)	863	(67)

Total operating expenses	87,613	61,837	169,998	119,846

Operating income	45,604	39,402	86,748	76,779

Other income (expense)
Interest expense (Note 5)	(3,837)	(1,866)	(5,277)	(3,817)
Other income	42	40	84	42

Income before income tax expense	41,809	37,576	81,555	73,004
Income tax expense	726	559	1,696	1,073

Net income	$41,083	$37,017	$79,859	$71,931

Limited partner interest in net income
Net income	$41,083	N/A	$79,859	N/A
Less general partner interest in net income	(820)	N/A	(1,596)	N/A

Limited partner interest in net income	$40,263	N/A	$78,263	N/A

Net income per limited partner unit – basic and diluted
Common units	$0.29	N/A	$0.56	N/A
Subordinated units	$0.29	N/A	$0.56	N/A

Weighted average limited partner units outstanding used for net income per unit calculation – basic and diluted (in thousands)
Common units	69,224	N/A	69,222	N/A
Subordinated units	69,076	N/A	69,076	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	($ in thousands)
Cash flows from operating activities:
Net income	$79,859	$71,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,685	42,712
Other non-cash items	3,771	2,571
Changes in assets and liabilities:
Decrease in accounts receivable	54,543	130,888
Decrease (increase) in other assets	1,004	(1,603)
Increase in accounts payable	1,117	6,310
Increase (decrease) in accrued liabilities	2,009	(55,400)

Net cash provided by operating activities	205,988	197,409

Cash flows from investing activities:
Additions to property, plant and equipment	(216,251)	(97,448)
Proceeds from sale of assets	1,318	2,168

Net cash used in investing activities	(214,933)	(95,280)

Cash flows from financing activities:

Proceeds from credit facility borrowings	184,400	233,800
Payments on credit facility borrowings	(433,500)	(166,600)
Proceeds from issuance of senior notes, net of offering costs	343,000	—
Distributions to unit holders	(96,921)	—
Initial public offering costs	(1,280)	—
Debt issuance costs	(2,583)	—
Distributions to partners	—	(169,500)
Contribution from CMD	—	177
Other	4	—

Net cash used in financing activities	(6,880)	(102,123)

Net (decrease) increase in cash and cash equivalents	(15,825)	6
Cash and cash equivalents, beginning of period	17,816	3

Cash and cash equivalents, end of period	$1,991	$9

Supplemental disclosure of non-cash investing activities:
Changes in accounts payable and other liabilities related to purchases of property, plant and equipment	$13,169	$4,104
Changes in other liabilities related to asset retirement obligations	$—	$115
Contributions of property, plant and equipment to (from) Chesapeake	$—	$11,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Limited Partners		General Partner	Total
	Common	Subordinated
	($ in thousands)
Balance at December 31, 2010	$1,285,619	$873,304	$35,645	$2,194,568
Net income	39,173	39,090	1,596	79,859
Distribution to unitholders	(47,495)	(47,491)	(1,935)	(96,921)
Initial public offering costs	(1,280)	—	—	(1,280)
Non-cash equity based compensation	480	—	—	480
Other Adjustments	—	—	4	4

Balance at June 30, 2011	$1,276,497	$864,903	$35,310	$2,176,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Organization

Chesapeake Midstream Partners, L.P. (the “Partnership”), a Delaware limited partnership formed in January 2010, is principally focused on natural gas gathering, the first segment of midstream energy infrastructure that connects natural gas produced at the wellhead to third-party takeaway pipelines. The Partnership provides gathering, treating and compression services to Chesapeake Energy Corporation (“Chesapeake”) and Total Gas and Power North America, Inc. (“Total”), the Partnership’s primary customers under long-term, fixed-fee contracts, and other third-party producers under fixed-fee contracts.

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

On September 30, 2009, CMD formed a joint venture with Global Infrastructure Partners – A, L.P., and affiliated funds managed by Global Infrastructure Management, L.L.C., and certain of their respective subsidiaries and affiliates (“GIP”), to own and operate natural gas, natural gas liquids and oil midstream assets. As part of the transaction, CMD contributed certain natural gas gathering and treating assets to a new entity, Chesapeake Midstream Partners, L.L.C. (“CMP”), and GIP purchased a 50 percent interest in the newly formed joint venture.

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

On August 3, 2010, the Partnership completed its initial public offering (“IPO”) of 24,437,500 common units (including 3,187,500 common units issued pursuant to the exercise of the underwriters’ over-allotment option on August 3, 2010) at a price of $21 per unit. The common units are listed on the New York Stock Exchange (the “NYSE”) under the symbol “CHKM”. Upon completion of the IPO, Chesapeake and GIP conveyed to the Partnership a 100 percent membership interest in Chesapeake MLP Operating, L.L.C.

On December 21, 2010, the Partnership completed an acquisition of the Springridge natural gas gathering system in the Haynesville Shale for $500.0 million in cash that was funded with a draw on the Partnership’s revolving credit facility of approximately $234.0 million plus approximately $266.0 million of cash on hand. The Springridge gathering system is located in Caddo and De Soto Parishes, Louisiana. In connection with the acquisition, the Partnership entered into a 10 year, 100 percent fixed-fee gas gathering agreement with Chesapeake which includes a significant acreage dedication and annual fee redetermination. The agreement also includes an annual minimum volume commitment through December 31, 2013.

At June 30, 2011, the Partnership had outstanding 69,085,038 common units, 69,076,122 subordinated units, a two percent general partner interest and incentive distribution rights (“IDRs”). IDRs entitle the holder to specified increasing percentages of cash distributions as the Partnership’s per-unit cash distributions increase above specified levels. Common units held by the public represented 17.7 percent of all outstanding limited partner interests, and Chesapeake and GIP held 42.3 percent and 40.0 percent, respectively, of all outstanding limited partner interests. The limited partners, collectively, hold a 98.0 percent limited partner interest in the Partnership and the general partner, which is indirectly owned and controlled by Chesapeake and GIP, holds a two percent general partner interest in the Partnership.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Basis of Presentation

Unless the context otherwise requires, references to our historical financial results, “our assets,” “our systems” and similar descriptions of the Partnership’s business and operations relate to the financial results, assets and systems of (i) CMP for periods prior to the closing of the IPO and (ii) the Partnership for periods after the closing of the IPO and include the financial results, assets and systems relating to the Springridge acquisition for periods after December 21, 2010.

The accompanying financial statements and related notes present the unaudited condensed consolidated balance sheets of the Partnership as of June 30, 2011 and December 31, 2010. They also include the unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2011 and 2010, the unaudited condensed consolidated statements of cash flows for the Partnership for the six month periods ended June 30, 2011 and 2010, and unaudited changes in partners’ capital of the Partnership for the six month period ended June 30, 2011.

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

The results of operations for the three and six month periods ended June 30, 2011, are not indicative of results that may be expected for the full fiscal year.

3.	Partnership Capital and Distributions

The partnership agreement requires that, within 45 days subsequent to the end of each quarter, the Partnership distribute its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the three and six month periods ended June 30, 2011, the Partnership paid cash distributions to its unitholders of approximately $49.3 million and $96.9 million, respectively, representing a $0.3375 per-unit distribution for the quarter ended December 31, 2010, and a $0.35 per-unit distribution for the quarter ended March 31, 2011. See also Note 10 — Subsequent Events concerning distributions declared on July 26, 2011.

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

The general partner currently holds IDRs that entitle it to receive increasing percentages, up to a maximum of 50 percent, of Partnership cash distributions if any of the Partnership’s quarterly distributions exceed a specified threshold. The maximum distribution sharing percentage of 50 percent includes distributions paid to the general partner on its two percent general partner interest and assumes that the general partner maintains its general partner interest at two percent. The maximum distribution of 50 percent does not include any distributions that the general partner may receive on the limited partner units that it may hold.

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

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units ($ in thousands, except per-unit information):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net income attributable to Chesapeake Midstream Partners, L.P.	$41,083	$79,859
Less general partner interest in net income	(820)	(1,596)

Limited partner interest in net income	$40,263	$78,263

Net income allocable to common units	$20,153	$39,173
Net income allocable to subordinated units	20,110	39,090

Limited partner interest in net income	$40,263	$78,263

Net income per limited partner unit – basic and diluted
Common units	$0.29	$0.56
Subordinated units	0.29	0.56

Total	$0.29	$0.56

Weighted average limited partner units outstanding used for basic and diluted net income per unit calculation
Common units	69,224,146	69,221,678
Subordinated units	69,076,122	69,076,122

Total	138,300,268	138,297,800

5.	Long-Term Debt

The following table presents the Partnership’s outstanding debt as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Revolving credit facility	$—	$249,100
Senior Notes, 5.875% interest due April 2021	350,000	—

Total long-term debt	$350,000	$249,100

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revolving Credit Facility

On June 10, 2011, the Partnership amended its senior secured revolving credit facility and extended its maturity to June 2016. As amended, the credit facility provides up to $800 million of borrowing capacity and includes a sub-limit of $50 million for same-day swing line advances and a sub-limit of $50 million for letters of credit. In addition, the credit facility contains an accordion feature that allows the Partnership to increase the available borrowing capacity under the facility up to $1 billion, subject to the satisfaction of certain closing conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the credit facility. Borrowings under the credit facility are secured by all of the assets of the Partnership and its subsidiaries. Prior to the Partnership reaching investment grade status, amounts borrowed under the credit facility agreement will bear interest under a leverage-based pricing grid at the Partnership’s option at either: (i) the greater of (a) the reference rate of Wells Fargo Bank, NA, (b) the federal funds effective rate plus 0.50 percent or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (LIBOR), plus 1.00 percent, each of which is subject to a margin that varies from 0.75 percent to 1.50 percent per annum through December 31, 2011 and 0.625 percent to 1.50 percent per annum after December 31, 2011, according to the Partnership’s leverage ratio (as defined), or (ii) the Eurodollar rate plus a margin that varies from 1.75 percent to 2.50 percent per annum through December 31, 2011 and 1.625 percent to 2.50 percent per annum after December 31, 2011, according to the Partnership’s leverage ratio. If the Partnership reaches investment grade status, the credit facility agreement provides that the Partnership has the option to release the security under the credit facility and amounts borrowed will bear interest under a specified ratings-based pricing grid. The unused portion of the credit facility is subject to commitment fees of (a) 0.30 percent to 0.40 percent per annum through December 31, 2011 and 0.25 percent to 0.40 percent per annum after December 31, 2011 while the Partnership is subject to the leverage-based pricing grid, according to the Partnership’s leverage ratio and (b) 0.20 percent to 0.35 percent per annum while the Partnership is subject to the ratings-based pricing grid, according to the Partnership’s senior unsecured long-term debt ratings. There were no outstanding borrowings under the credit facility at June 30, 2011, and $249.1 million outstanding at December 31, 2010.

The credit facility agreement contains various covenants and restrictive provisions which, among other things, limit the ability of the Partnership and its subsidiaries to incur additional indebtedness, make investments or loans, create liens and pay dividends or distributions. If the Partnership fails to perform its obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the credit facility could be declared immediately due and payable. The credit facility agreement also has cross default provisions that apply to any other indebtedness the Partnership has with an outstanding principal amount in excess of $15.0 million.

The credit facility agreement contains certain negative covenants that (i) limit the Partnership’s ability, as well as the ability of certain of its subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require the Partnership to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The credit facility agreement also provides for the discontinuance of the requirement for the Partnership to maintain the EBITDA to interest expense ratio if the Partnership reaches investment grade status. The Partnership was in compliance with all covenants under the agreement at June 30, 2011.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Notes

On April 19, 2011, the Partnership and CHKM Finance Corp., a wholly owned subsidiary of Chesapeake MLP Operating, L.L.C., completed a private placement of $350.0 million in aggregate principal amount of 5.875 percent per annum senior notes due 2021 (the “Notes”). The Partnership used a portion of the net proceeds to repay borrowings outstanding under its revolving credit facility and used the balance for general Partnership purposes. Debt issuance costs of $7.8 million are being amortized over the life of the Notes.

The Notes will mature on April 15, 2021 and interest is payable on the Notes on each of April 15 and October 15, beginning on October 15, 2011. The Partnership has the option to redeem all or a portion of the Notes at any time on or after April 15, 2015, at the redemption price specified in the Indenture dated April 19, 2011 (the “Indenture”), plus accrued and unpaid interest. The Partnership may also redeem the Notes, in whole or in part, at a “make-whole” redemption price specified in the Indenture, plus accrued and unpaid interest, at any time prior to April 15, 2015. In addition, the Partnership may redeem up to 35 percent of the Notes prior to April 15, 2014 under certain circumstances with the net cash proceeds from certain equity offerings. The Indenture contains covenants that, among other things, limit the Partnership’s ability and the ability of certain of its subsidiaries to: (1) sell assets including equity interests in its subsidiaries; (2) pay distributions on, redeem or purchase its units, or redeem or purchase its subordinated debt; (3) make investments; (4) incur or guarantee additional indebtedness or issue preferred units; (5) create or incur certain liens; (6) enter into agreements that restrict distributions or other payments from certain subsidiaries to the Partnership; (7) consolidate, merge or transfer all or substantially all of its assets; (8) engage in transactions with affiliates; and (9) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Notes achieve an investment grade rating from either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default, as defined in the Indenture, has occurred or is continuing, many of these covenants will terminate.

Fair Value

Estimated fair values are determined by using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. Based on the borrowing rates available at June 30, 2011, for debt with similar terms and maturities, the carrying value of long-term debt approximates its fair value.

Capitalized Interest

For the three month periods ended June 30, 2011 and June 30, 2010, interest expense was net of capitalized interest of $2.7 million and $1.2 million, respectively, and $4.7 million and $1.5 million for the six month periods ended June 30, 2011 and June 30, 2010, respectively.

6.	Equity-Based Compensation

Certain employees of Chesapeake have been seconded to the Partnership to provide operating, routine maintenance and other services with respect to the business under the direction, supervision and control of the Partnership’s general partner. A number of these employees receive equity-based compensation awards of Chesapeake restricted stock or Partnership restricted common units.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the awards is initially determined based on the fair market value of the shares or units on the date of grant. For grants of Partnership restricted units, expense is based on current fair value at the vest date and recognized over the vesting period. However, expense for Chesapeake restricted stock grants is allocated based on the lesser of the value at grant date or vest date. This value is amortized over the vesting period. The vesting period for both types of awards is generally four or five years from the date of grant. To the extent compensation cost relates to employee activities directly involved in gathering or treating operations, such amounts are charged to the Partnership and are reflected as operating expenses. Included in operating expenses is equity-based compensation of $1.0 million and $0.4 million for the Partnership during the three month periods ended June 30, 2011 and June 30, 2010, respectively, and $2.1 million and $1.0 million for the six month periods ended June 30, 2011 and June 30, 2010, respectively. To the extent compensation cost relates to employees indirectly involved in gathering or treating operations, such amounts are charged to the Partnership through an overhead allocation and are reflected as general and administrative expenses.

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

The following table summarizes LTIP award activity for the six months ended June 30, 2011:

	Units	Value per Unit
Restricted units unvested at beginning of period	—	$—

Granted	145,527	28.49
Vested	(1,773)	28.78
Forfeited	(3,983)	28.61

Restricted units unvested at end of period	139,771	$28.49

7.	Major Customers and Concentration of Credit Risk

CEMI accounted for $112.0 million and $81.4 million of the Partnership’s revenues for the three month periods ended June 30, 2011 and June 30, 2010, respectively, and $215.3 million and $163.9 million for the six month periods ended June 30, 2011 and June 30, 2010, respectively. Total accounted for $18.1 million and $16.4 million of the Partnership’s revenues for the three month periods ended June 30, 2011 and June 30, 2010, respectively, and $34.5 million and $26.7 million for the six month periods ended June 30, 2011 and June 30, 2010, respectively.

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. At June 30, 2011 and December 31, 2010, cash and cash equivalents were invested in a non-interest bearing account and money market funds with investment grade ratings.

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

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Chesapeake and its affiliates provide certain services including legal, accounting, treasury, human resources, information technology and administration. The employees supporting these operations are employees of CEMI or Chesapeake. The condensed consolidated financial statements for the Partnership include costs allocated from Chesapeake and CEMI for centralized general and administrative services, as well as depreciation of assets utilized by Chesapeake’s centralized general and administrative functions. The Partnership is charged a general and administrative fee from Chesapeake based on the terms of the joint venture agreement. The established terms indicate corporate overhead costs are charged to the Partnership based on actual cost of the services provided, subject to a fee per mcf cap based on volumes of natural gas gathered. The fee is calculated as the lesser of $0.03025/mcf gathered or actual corporate overhead costs, excluding those overhead costs that are billed directly to the Partnership. General and administrative charges of the Partnership were $6.1 million and $4.5 million during the three month periods ended June 30, 2011 and June 30, 2010, respectively, and $11.8 million and $8.4 million for the six month periods ended June 30, 2011 and June 30, 2010, respectively.

Chesapeake and its affiliates also provide compression services. The Partnership is charged for compressor rentals based on a long-term compressor rental agreement with MidCon Compression, LLC (“MidCon”), a wholly owned indirect subsidiary of Chesapeake. For the three month periods ended June 30, 2011 and June 30, 2010, compressor rental charges from affiliates were $14.1 million and $11.5 million, respectively, and $28.3 million and $23.1 million for the six month periods ended June 30, 2011 and June 30, 2010, respectively. These charges are included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

See also Note 7 — Major Customers and Concentration of Credit Risk concerning revenues attributable to CEMI, an affiliate of the Partnership.

9.	Commitments and Contingencies

The Partnership leases certain property, equipment and operating facilities are leased under various operating leases. Costs are also incurred associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations.

The Partnership from time to time is subject to various legal actions and claims incidental to its business, including those arising out of employment-related matters. Management believes that these routine legal proceedings will not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows. Once information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to the estimate of the likely exposure. There was not an accrual for legal contingencies as of June 30, 2011 or December 31, 2010.

10.	Subsequent Events

Distribution

On July 26, 2011, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.3625 per unit, together with the corresponding distribution to the general partner. The cash distribution was paid on August 12, 2011, to unitholders of record at the close of business on August 5, 2011, and to the general partner.

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

Overview

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the three and six months ended June 30, 2011 (the “Current Quarter” and the “Current Period”, respectively) and the three and six months ended June 30, 2010 (the “Prior Quarter” and the “Prior Period”, respectively):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands, except operational data)
Revenues(1)	$133,217	$101,239	$256,746	$196,625
Operating expenses	44,284	32,385	86,845	63,078
Depreciation and amortization expense	32,747	22,102	63,685	42,712
General and administrative expense	9,659	7,387	18,605	14,123
Other operating (income) expense	923	(37)	863	(67)

Total operating expenses	87,613	61,837	169,998	119,846

Operating income	45,604	39,402	86,748	76,779
Interest expense	(3,837)	(1,866)	(5,277)	(3,817)
Other income	42	40	84	42

Income before income tax expense	41,809	37,576	81,555	73,004
Income tax expense	726	559	1,696	1,073

Net income	$41,083	$37,017	$79,859	$71,931

Key Performance Metrics:
Adjusted EBITDA(2)	$79,316	$61,507	$151,380	$119,466
Distributable cash flow(2)	$57,970	$42,922	$109,944	$82,256
Operational Data:
Wells connected during period	143	96	298	180
Wells connected at end of period	4,653	3,944	4,653	3,944
Throughput, bcf per day	2.148	1.624	2.078	1.577
Miles of pipe at end of period	3,450	2,900	3,450	2,900
Gas compression (horsepower) at end of period	253,979	221,020	253,979	221,020

(1)

If either Chesapeake or Total does not meet its minimum volume commitment to the Partnership in the Barnett Shale region or Chesapeake does not meet its minimum volume commitment in the Haynesville Shale region under the applicable gas gathering agreement for specified annual periods, Chesapeake or Total is obligated to pay the Partnership a fee equal to the applicable fee for each mcf by which the applicable party’s minimum volume commitment for the year exceeds the actual volumes gathered on the Partnership’s systems. Should payments be due under the minimum volume commitment with respect to any year, we recognize the associated revenue in the fourth quarter of that year.

(2)

Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented in accordance with GAAP below under the caption How We Evaluate Our Operations within this Part I, Item 2.

We are a growth-oriented publicly-traded Delaware limited partnership formed by Chesapeake and GIP to own, operate, develop and acquire natural gas, natural gas liquids and oil gathering systems and other midstream energy assets. We are principally focused on natural gas gathering, the first segment of midstream energy infrastructure that connects natural gas produced at the wellhead to third-party takeaway pipelines. We currently operate in Texas, Louisiana, Oklahoma, Kansas and Arkansas. We provide gathering, treating and compression services to Chesapeake and Total, our primary customers under long-term, fixed-fee contracts, and other third-party producers under fixed-fee contracts.

Our gathering systems operate in our Barnett Shale region in north central Texas, our Haynesville Shale region in northwest Louisiana and our Mid-Continent region which includes the Anadarko, Arkoma, Delaware and Permian Basins. We generate the majority of our operating income in our Barnett Shale region, where we service approximately 2,006 wells in the core of the prolific Barnett Shale. Our Springridge gathering system services approximately 201 wells in one of the core areas of the Haynesville Shale. In our Mid-Continent region, we have an enhanced focus on the unconventional resources located in the Colony Granite Wash and Texas Panhandle Granite Wash plays of the Anadarko Basin. In total, our systems consist of approximately 3,450 miles of gathering pipelines, servicing approximately 4,653 natural gas wells. For the Current Quarter, our assets gathered approximately 2.1 billion cubic feet (“Bcf”) of natural gas per day.

We generated approximately 62 percent of our revenues from our gathering systems in our Barnett Shale region, approximately 18 percent of our revenues from our gathering systems in our Haynesville Shale region and approximately 20 percent of our revenues from our gathering systems in our Mid-Continent region for the Current Quarter.

Acquisition

Springridge Acquisition. On December 21, 2010, we acquired the Springridge natural gas gathering system in the Haynesville Shale and related facilities from CMD, a wholly owned subsidiary of Chesapeake, for $500 million. The Springridge gathering system is located in Caddo and De Soto Parishes, Louisiana. In connection with the acquisition, we entered into a 10 year, 100 percent fixed-fee gas gathering agreement with Chesapeake which includes a significant acreage dedication, annual fee redetermination, annual fee escalation and a three year minimum volume commitment.

Our Gas Gathering Agreements

We are party to (i) a 20 year gas gathering agreement with certain subsidiaries of Chesapeake that was entered into in connection with the joint venture transaction in September 2009, (ii) a 20 year gas gathering agreement with Total that was entered into in connection with an upstream joint venture transaction between Chesapeake and Total in January 2010, and (iii) a 10 year gas gathering agreement with certain subsidiaries of Chesapeake that was entered into concurrent with the closing of the acquisition of the Springridge gathering system in December 2010.

Future revenues under our gas gathering agreements will be derived pursuant to terms that will vary depending on the applicable operating region. The key economic provisions of our gas gathering agreements by region are outlined below.

Barnett Shale Region. Under our gas gathering agreements with Chesapeake and Total, we have agreed to provide the following services in our Barnett Shale region for the fees and obligations outlined below:

•

Gathering, Treating and Compression Services. We gather, treat and compress natural gas for Chesapeake and Total within the Barnett Shale region in exchange for specified fees per mcf for natural gas gathered on our gathering systems that are based on the pressure at the various points where our gathering systems received our customers’ natural gas, which we refer to as the Barnett Shale fee. Our Barnett Shale fee is subject to an annual rate escalation of two percent at the beginning of each year.

•

Acreage Dedication. Pursuant to our gas gathering agreements, subject to certain exceptions, each of Chesapeake and Total has agreed to dedicate all of the natural gas owned or controlled by it and produced from or attributable to existing and future wells located on natural gas and oil leases covering lands within an acreage dedication in our Barnett Shale region.

•

Minimum Volume Commitments. Pursuant to our gas gathering agreements, Chesapeake and Total have agreed to minimum volume commitments for each year through December 31, 2018 and for the six-month period ending June 30, 2019. Approximately 75 percent of the aggregate minimum volume commitment will be attributed to Chesapeake, and approximately 25 percent will be attributed to Total. The minimum volume commitments increase, on average, approximately three percent per year. If either Chesapeake or Total does not meet its minimum volume commitment to us, as adjusted in certain instances, for any annual period (or six-month period in the case of the six months ending June 30, 2019) during the minimum volume commitment period, Chesapeake or Total, as applicable, will be obligated to pay us a fee equal to the Barnett Shale fee for each mcf by which the applicable party’s minimum volume commitment for the year (or six-month period) exceeds the actual volumes gathered on our systems attributable to the applicable party’s production. To the extent natural gas gathered on our systems from Chesapeake or Total, as applicable, during any annual period (or six-month period) exceeds such party’s minimum volume commitment for the period, Chesapeake or Total, as applicable, will be obligated to pay us the Barnett Shale fee for all volumes gathered, and the excess volumes will be credited first against the minimum volume commitments for the six months ending June 30, 2019, and then against the minimum volume commitments of each preceding year. If the minimum volume commitment for any period is credited in full, the minimum volume commitment period will be shortened to end on the final day of the immediately preceding period.

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

•

Fuel and Lost and Unaccounted For Gas. We have agreed with Chesapeake on MMBtu-based caps on fuel and lost and unaccounted for gas on our systems, both on an individual basis and an aggregate basis, with respect to Chesapeake’s volumes. These caps do not apply to certain of our gathering systems due to their historical performance relative to the caps. These systems will be reviewed annually to determine whether changes have occurred that would make them suitable for inclusion. If we exceed a permitted cap in any covered period, we may incur significant expenses to replace the natural gas used as fuel or lost and unaccounted for in excess of such cap based on then current natural gas prices. Accordingly, this replacement obligation may subject us to direct commodity price risk.

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

•

Minimum Volume Commitments. Pursuant to our gas gathering agreement, Chesapeake has agreed to minimum volume commitments for each year through December 31, 2013. If Chesapeake does not meet its minimum volume commitment to us, as adjusted in certain instances, for any annual period during the minimum volume commitment period, Chesapeake will be obligated to pay us a fee equal to the Haynesville fees for each mcf by which the minimum volume commitment for the year exceeds the actual volumes gathered on our system attributable to Chesapeake’s production. To the extent natural gas gathered on our system from Chesapeake during any annual period exceeds Chesapeake’s minimum volume commitment for the period, Chesapeake will be obligated to pay us the Haynesville fees for all volumes gathered, and the excess volumes will be credited first against the minimum volume commitments for the year 2013, and then against the minimum volume commitments of each preceding year. If the minimum volume commitment for any period is credited in full, the minimum volume commitment period will be shortened to end on the final day of the immediately preceding period.

•

Acreage Dedication. Pursuant to our gas gathering agreement, subject to certain exceptions, Chesapeake has agreed to dedicate all of the natural gas owned or controlled by it and produced from or attributable to existing and future wells located on oil, natural gas and mineral leases within the Haynesville Shale region acreage dedication.

•

Fee Redetermination. The Haynesville fees are subject to a redetermination mechanism. The first redetermination period extends from December 1, 2010 through December 31, 2012, and subsequent redetermination periods will be the calendar years 2013 through 2020. We and Chesapeake will determine an adjustment to fees for the gathering system in the region based on the factors specified in the gas gathering agreement, including, but not limited to, differences between our actual capital expenditures, compression expenses and revenues as of the redetermination date and the scheduled estimates of these amounts for the period ending December 31, 2020, referred to as the redetermination period, made as of November 30, 2010. The annual upward or downward fee adjustment for the Haynesville Shale region is capped at 15 percent of the then current fees at the time of redetermination.

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

•

Fuel and Lost and Unaccounted For Gas. We have agreed with Chesapeake on MMBtu-based caps on fuel and lost and unaccounted for gas on our system with respect to Chesapeake’s volumes. These caps do not apply to one of our compressor stations due to its historical performance relative to the caps. This station will be reviewed periodically to determine whether changes have occurred that would make it suitable for inclusion. If we exceed a permitted cap in any covered period, we may incur significant expenses to replace the natural gas used as fuel or lost and unaccounted for in excess of such cap based on then current natural gas prices. Accordingly, this replacement obligation may subject us to direct commodity price risk.

Mid-Continent Region. Under our gas gathering agreement with Chesapeake, we have agreed to provide the following services in our Mid-Continent region to Chesapeake for the fees and obligations of Chesapeake outlined below:

•

Gathering, Treating and Compression Services. We gather, treat and compress natural gas in exchange for system-based services fees per mcf for natural gas gathered and per mcf for natural gas compressed, which we refer to as the Mid-Continent fees. The Mid-Continent fees for these systems are subject to an annual two and a half percent rate escalation at the beginning of each year.

•

Acreage Dedication. Pursuant to our gas gathering agreement, subject to certain exceptions, Chesapeake has agreed to dedicate all of the natural gas owned or controlled by it and produced from or attributable to existing and future wells located on oil, natural gas and mineral leases covering lands within the acreage dedication.

•

Fee Redetermination. The Mid-Continent fees are redetermined at the beginning of each year through 2019. We and Chesapeake will determine an adjustment to fees for the gathering systems in the region based on the factors specified in the gas gathering agreement, including, but not limited to, differences between our actual capital expenditures, compression expenses and revenues as of the redetermination date and the scheduled estimates of these amounts for the period ending June 30, 2019, referred to as the redetermination period, made as of September 30, 2009. The annual upward or downward fee adjustment for the Mid-Continent region is capped at 15 percent of the then current fees at the time of redetermination.

•

Well Connection Requirement. Subject to required notice by Chesapeake and certain exceptions, we have generally agreed to use our commercially reasonable efforts to connect new operated drilling pads and new operated wells in our Mid-Continent region acreage dedications as requested by Chesapeake through June 30, 2019.

•

Fuel and Lost and Unaccounted For Gas. We have agreed with Chesapeake on MMBtu-based caps on fuel and lost and unaccounted for gas on our systems, both on an individual basis and an aggregate basis, with respect to Chesapeake’s volumes. These caps do not apply to certain of our gathering systems due to their historical performance relative to the caps. These systems will be reviewed annually to determine whether changes have occurred that would make them suitable for inclusion. If we exceed a permitted cap in any covered period, we may incur significant expenses to replace the natural gas used as fuel or lost and unaccounted for in excess of such cap based on then current natural gas prices. Accordingly, this replacement obligation may subject us to direct commodity price risk.

We believe the recent trend of producers moving drilling rigs from dry gas regions to liquids rich plays such as the Mid-Continent may present an opportunity for us to enter the market of gathering and transporting oil as we believe those services fit well with our current business model.

If either Chesapeake or Total sells, transfers or otherwise disposes to a third party properties within the acreage dedication in our Barnett Shale region and, solely with respect to Chesapeake in our Haynesville Shale region and our Mid-Continent region, it will be required to cause the third party to either enter into our existing gas gathering agreement with Chesapeake or Total or enter into a new gas gathering agreement with us on substantially similar terms to our existing gas gathering agreement with Chesapeake or Total.

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

Throughput Volumes

Although Chesapeake’s and Total’s respective minimum volume commitments generally provide us with protection if throughput volumes from Chesapeake or Total in the Barnett Shale region and Chesapeake in the Haynesville Shale region do not meet certain levels, our management analyzes our performance based on the aggregate amount of throughput volumes on our gathering systems in our Barnett Shale, Haynesville Shale and Mid-Continent regions in order to maintain or increase throughput volumes on our gathering systems as a whole. Our success in connecting additional wells is impacted by successful drilling activity on the acreage dedicated to our systems, our ability to secure volumes from new wells drilled on non-dedicated acreage, our ability to attract natural gas volumes currently gathered by our competitors and our ability to cost-effectively construct new infrastructure to connect new wells.

Revenues

Our revenues are driven primarily by our customers’ minimum volume commitments and the actual volumes of natural gas we gather, treat and compress. In the case of our Barnett Shale and Haynesville Shale volumes, our results will be supported by the minimum volume commitments contained in our gas gathering agreements with Chesapeake and Total. We contract with producers to gather natural gas from individual wells located near our gathering systems. We connect wells to gathering pipelines through which natural gas is compressed and may be delivered to a treating facility, processing plant or an intrastate or interstate pipeline for delivery to market. We treat natural gas that we gather to the extent necessary to meet required specifications of third-party takeaway pipelines. For the Current Quarter and Prior Quarter, Chesapeake accounted for approximately 85.0 percent and 79.0 percent, respectively, of the natural gas volumes on our gathering systems and 84.0 percent and 80.0 percent, respectively, of our revenues. For the Current Period and Prior Period, Chesapeake accounted for approximately 85.0 percent and 82.0 percent, respectively, of the natural gas volumes on our gathering systems and 84.0 percent and 83.0 percent, respectively, of our revenues.

Our revenues are also impacted by other aspects of our contractual agreements, including rate redetermination, and our management constantly evaluates capital spending and its impact on future revenue generation.

Operating Expenses

Our management seeks to maximize the profitability of our operations by minimizing operating expenses without compromising environmental protection and employee safety. Operating expenses consist primarily of field operating costs (which include labor, treating and chemicals, and measurement services, among other items), compression expense, ad valorem taxes and other operating costs, some of which are independent of the volumes that flow through our systems but fluctuate depending on the scale of our operations during a specific period.

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

We define distributable cash flow as Adjusted EBITDA, plus interest income, less cash paid for interest expense, maintenance capital expenditures and income taxes. Distributable cash flow does not reflect changes in working capital balances. Distributable cash flow and Adjusted EBITDA are not presentations made in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income and a reconciliation of the non-GAAP financial measure of distributable cash flow to the GAAP financial measure cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Net Income	$41,083	$37,017	$79,859	$71,931
Interest expense	3,837	1,866	5,277	3,817
Income tax expense	726	559	1,696	1,073
Depreciation and amortization expense	32,747	22,102	63,685	42,712
(Gain) Loss on sale of assets	923	(37)	863	(67)

Adjusted EBITDA	$79,316	$61,507	$151,380	$119,466

Cash Provided By Operating Activities	$68,719	$79,084	$205,988	$197,409
Changes in assets and liabilities	7,878	(18,688)	(58,673)	(80,195)
Maintenance capital expenditures	(18,500)	(17,500)	(37,000)	(35,000)
Other non-cash items	(127)	26	(371)	42

Distributable cash flow	$57,970	$42,922	$109,944	$82,256

Results of Operations – Three Months Ended June 30, 2011 versus June 30, 2010

Revenues. Our revenues are primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. For the Current Quarter, revenues were $133.2 million compared to $101.2 million during the Prior Quarter, primarily as a result of volumes added through the Springridge gathering system acquisition. Revenue was positively impacted by the redetermination of Mid-Continent gathering rates that occurred January 1, 2011 and rate escalation of two percent in the Barnett Shale and two and a half percent in the Mid-Continent region. We also benefited from added compression revenue and a significant increase in wells connected during the Current Quarter as compared to the Prior Quarter. For the Current Quarter, throughput was 2.148 Bcf per day compared to 1.624 Bcf per day for the Prior Quarter. Because we expect throughput in the Barnett Shale for the full year 2011 to be below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the fourth quarter of 2011. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. We connected 143 new wells during the Current Quarter compared to 96 new wells in the Prior Quarter. The following table reflects the Partnership’s revenues and throughput by region for the three months ended June 30, 2011 and June 30, 2010:

	Three Months Ended June 30,
	2011	2010	% Change(1)
	(In thousands, except percentages and throughput data)
Revenue:
Barnett Shale	$82,430	$75,940	8.5%
Haynesville Shale	23,719	—	N.M.
Mid-Continent	27,068	25,299	7.0%

	$133,217	$101,239	31.6%

Throughput (bcf):
Barnett Shale	95.0	96.4	(1.5)%
Haynesville Shale	51.2	—	N.M.
Mid-Continent	49.3	51.4	(4.1)%

	195.5	147.8	32.3%

(1)	N.M. - not meaningful

Operating Expenses. For the Current Quarter, operating expenses were $0.23 per mcf compared to $0.22 per mcf during the Prior Quarter. This increase was due to additional compression expense, primarily in the Barnett Shale, that has increased the Partnership’s overall throughput capacity and additional field personnel resulting from Partnership growth and other personnel related costs. We have also experienced an increase in ad valorem taxes. The following table reflects the Partnership’s operating expenses and operating expenses per mcf of throughput by region for the three months ended June 30, 2011 and June 30, 2010:

	Three Months Ended June 30,
	2011	2010	% Change(1)
	(In thousands, except percentages and per mcf data)
Operating Expenses:
Barnett Shale	$26,146	$20,472	27.7%
Haynesville Shale	5,679	—	N.M.
Mid-Continent	12,459	11,913	4.6%

	$44,284	$32,385	36.7%

Expenses ($ per mcf):
Barnett Shale	$0.28	$0.21	33.3%
Haynesville Shale	0.11	—	N.M.
Mid-Continent	0.25	0.23	8.7%

	$0.23	$0.22	4.5%

(1)	N.M. - not meaningful

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $32.7 million compared to $22.1 million during the Prior Quarter. The increase is a result of capital expenditures made in 2010 and the early part of 2011 and the acquisition of the Springridge gathering system in the Haynesville Shale.

General and Administrative Expense. During the Current Quarter, general and administrative expenses were $9.7 million compared to $7.4 million during the Prior Quarter. This increase is primarily attributable to additional expenses resulting from the acquisition of the Springridge gathering system in the Haynesville Shale.

Interest Expense. Interest expense is related to borrowings under our senior notes and revolving credit facility and commitment fees on the unused portion of the Partnership’s credit facility. Interest expense was $3.8 million in the Current Quarter and $1.9 million in the Prior Quarter. The increase is related to interest expense on the senior notes issued in April 2011. These amounts were net of $2.7 million and $1.2 million of capitalized interest during the Current Quarter and the Prior Quarter, respectively.

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

Results of Operations – Six Months Ended June 30, 2011 versus June 30, 2010

Revenues. Our revenues are primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. For the Current Period, revenues were $256.7 million compared to $196.6 million during the Prior Period, primarily as a result of volumes added through the Springridge gathering system acquisition. Revenue was positively impacted by the redetermination of Mid-Continent gathering rates that occurred January 1, 2011 and rate escalation of two percent in the Barnett Shale and two and a half percent in the Mid-Continent region. We also benefited from added compression revenue during the Current Period. For the Current Period, throughput was 2.078 Bcf per day compared to 1.577 Bcf per day for the Prior Period. Because throughput in the Barnett Shale during the Current Period was significantly below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the fourth quarter of 2011. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. If our estimate of minimum volume commitment for the full year of 2011 were recognized quarterly, revenue and net income would have increased $5.3 million in the Current Period. We connected 298 new wells during the Current Period compared to 180 new wells in the Prior Period. The following table reflects the Partnership’s revenues and throughput by region for the six months ended June 30, 2011 and June 30, 2010:

	Six Months Ended June 30,
	2011	2010	% Change(1)
	(In thousands, except percentages and throughput data)
Revenue:
Barnett Shale	$158,457	$147,540	7.4%
Haynesville Shale	44,634	—	N.M.
Mid-Continent	53,655	49,085	9.3%

	$256,746	$196,625	30.6%

Throughput (bcf):
Barnett Shale	182.2	184.5	(1.2)%
Haynesville Shale	95.7	—	N.M.
Mid-Continent	98.2	101.0	(2.8)%

	376.1	285.5	31.7%

(1)	N.M. - not meaningful

Operating Expenses. For the Current Period, operating expenses were $0.23 per mcf compared to $0.22 per mcf during the Prior Period. This increase was due to additional compression expense, primarily in the Barnett Shale, that has increased the Partnership’s overall throughput capacity and additional field personnel resulting from Partnership growth and other personnel related costs. The following table reflects the Partnership’s operating expenses and operating expenses per mcf of throughput by region for the six months ended June 30, 2011 and June 30, 2010:

	Six Months Ended June 30,
	2011	2010	% Change(1)
	(In thousands, except percentages and per mcf data)
Operating Expenses:
Barnett Shale	$49,831	$39,437	26.4%
Haynesville Shale	11,191	—	N.M.
Mid-Continent	25,823	23,641	9.2%

	$86,845	$63,078	37.7%

Expenses ($ per mcf):
Barnett Shale	$0.27	$0.21	28.6%
Haynesville Shale	0.12	—	N.M.
Mid-Continent	0.26	0.23	13.0%

	$0.23	$0.22	4.5%

(1)	N.M. - not meaningful

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $63.7 million compared to $42.7 million during the Prior Period. The increase is a result of capital expenditures made in 2010 and early 2011 and the acquisition of the Springridge gathering system in the Haynesville Shale.

General and Administrative Expense. During the Current Period, general and administrative expenses were $18.6 million compared to $14.1 million during the Prior Period. This increase is primarily attributable to additional expenses resulting from the acquisition of the Springridge gathering system in the Haynesville Shale.

Interest Expense. Interest expense is related to borrowings under our senior notes and revolving credit facility and commitment fees on the unused portion of the Partnership’s credit facility. Interest expense was $5.3 million in the Current Period and $3.8 million in the Prior Period. The increase is related to interest expense on the senior notes issued in April 2011. These amounts were net of $4.7 million and $1.5 million of capitalized interest during the Current Period and the Prior Period, respectively.

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

Working Capital. Working capital, defined as the amount by which current assets exceed current liabilities, is an indication of liquidity and the potential need for short-term funding. As of June 30, 2011, we had a working capital deficit of $52.2 million and as of December 31, 2010, we had positive working capital of $33.5 million. The decrease was primarily attributable to a decrease in the accounts receivable balance, which was due to the accrual of revenue associated with the minimum volume commitment in December 2010.

Cash Flows. Net cash provided by (used in) operating activities, investing activities and financing activities of the Partnership for the six months ended June 30, 2011 and June 30, 2010, were as follows:

	Six Months Ended June 30,
	2011	2010
	($ in thousands)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$205,988	$197,409
Investing activities	$(214,933)	$(95,280)
Financing activities	$(6,880)	$(102,123)

Operating Activities. Net cash provided by operating activities was $206.0 million for the Current Period compared to $197.4 million during the Prior Period. This amount was attributable to both, cash flow from operations and changes in working capital. Cash flow from operations has increased as additional volumes have been brought onto our systems through both capital expenditures and acquisitions.

Investing Activities. Net cash used in investing activities for the Current Period and the Prior Period were primarily attributable to capital spending related to the expansion of gathering systems.

Financing Activities. Net cash used in financing activities decreased to $6.9 million for the Current Period compared to $102.1 million for the Prior Period. This decrease was primarily attributable to a decrease in distributions paid in 2011 compared to 2010.

Sources of Liquidity

At June 30, 2011, our potential sources of liquidity included:

•	cash on hand;

•	cash generated from operations;

•	borrowing availability under our revolving credit facility.

We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to fund our quarterly cash distributions to unitholders.

Credit Facility

On June 10, 2011, we amended our senior secured revolving credit facility and extended its maturity to June 2016. As amended, the credit facility provides up to $800 million of borrowing capacity and includes a sub-limit of $50 million for same-day swing line advances and a sub-limit of $50 million for letters of credit. In addition, the credit facility contains an accordion feature that allows us to increase the available borrowing capacity under the facility up to $1 billion, subject to the satisfaction of certain closing conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the credit facility. Borrowings under the credit facility are secured by all of our and our subsidiaries’ assets. Prior to our reaching investment grade status, amounts borrowed under the credit facility agreement will bear interest under a leverage-based pricing grid at our option at either: (i) the greater of (a) the reference rate of Wells Fargo Bank, NA, (b) the federal funds effective rate plus 0.50 percent or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (LIBOR), plus 1.00 percent, each of which is subject to a margin that varies from 0.75 percent to 1.50 percent per annum through December 31, 2011 and 0.625 percent to 1.50 percent per annum after December 31, 2011, according to the Partnership’s leverage ratio (as defined), or (ii) the Eurodollar rate plus a margin that varies from 1.75 percent to 2.50 percent per annum through December 31, 2011 and 1.625 percent to 2.50 percent per annum after December 31, 2011, according to the Partnership’s leverage ratio. If we reach investment grade status, we will have the option to release the security under the credit facility and amounts borrowed will bear interest under a specified ratings-based pricing grid. The unused portion of the credit facility is subject to commitment fees of (a) 0.30 percent to 0.40 percent per annum through December 31, 2011 and 0.25 percent to 0.40 percent per annum after December 31, 2011 while we are subject to the leverage-based pricing grid, according to the Partnership’s leverage ratio and (b) 0.20 percent to 0.35 percent per annum while we are is subject to the ratings-based pricing grid, according to our senior unsecured long-term debt ratings. There were no outstanding borrowings under the credit facility at June 30, 2011, and $249.1 million outstanding at December 31, 2010.

The credit facility agreement contains various covenants and restrictive provisions which, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness, make investments or loans, create liens and pay dividends or distributions. If we fail to perform our obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the credit facility could be declared immediately due and payable. The credit facility agreement also has cross default provisions that apply to any of our other indebtedness with an outstanding principal amount in excess of $15.0 million.

The credit facility agreement contains certain negative covenants that (i) limit our ability, as well as the ability of certain of our subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require us to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The credit facility agreement also provides for the discontinuance of the requirement for us to maintain the EBITDA to interest expense ratio if we reach investment grade status. We were in compliance with all covenants under the agreement at June 30, 2011.

Senior Notes

On April 19, 2011, we and CHKM Finance Corp., a wholly owned subsidiary of Chesapeake MLP Operating, L.L.C., completed a private placement of $350.0 million in aggregate principal amount of 5.875 percent per annum senior notes due 2021 (the “Notes”). We used a portion of the net proceeds to repay borrowings outstanding under its revolving credit facility and used the balance for general partnership purposes. Debt issuance costs of $7.8 million are being amortized over the life of the Notes.

The Notes will mature on April 15, 2021 and interest is payable on the Notes on each of April 15 and October 15, beginning on October 15, 2011. We have the option to redeem all or a portion of the Notes at any time on or after April 15, 2015, at the redemption price specified in the Indenture dated April 19, 2011 (the “Indenture”), plus accrued and unpaid interest. We may also redeem the Notes, in whole or in part, at a “make-whole” redemption price specified in the Indenture, plus accrued and unpaid interest, at any time prior to April 15, 2015. In addition, we may redeem up to 35 percent of the Notes prior to April 15, 2014 under certain circumstances with the net cash proceeds from certain equity offerings. The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: (1) sell assets, including equity interests in our subsidiaries; (2) pay distributions on, redeem or purchase our units, or redeem or purchase our subordinated debt; (3) make investments; (4) incur or guarantee additional indebtedness or issue preferred units; (5) create or incur certain liens; (6) enter into agreements that restrict distributions or other payments from certain subsidiaries to us; (7) consolidate, merge or transfer all or substantially all of our or certain of our subsidiaries’ assets; (8) engage in transactions with affiliates; and (9) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Notes achieve an investment grade rating from either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default, as defined in the Indenture, has occurred or is continuing, many of these covenants will terminate.

Capital Requirements

Our business is capital-intensive, requiring significant investment to grow our business as well as to maintain and improve existing assets. We categorize capital expenditures as either:

•

maintenance capital expenditures, which include those expenditures required to maintain our long-term operating capacity and/or operating income and service capability of our assets, including the replacement of system components and equipment that have suffered significant wear and tear, become obsolete or approached the end of their useful lives, those expenditures necessary to remain in compliance with regulatory legal requirements or those expenditures necessary to complete additional well connections to maintain existing system volumes and related cash flows; or

•

growth capital expenditures, which include those expenditures incurred in order to acquire additional assets to grow our business, expand and upgrade our systems and facilities, extend the useful lives of our assets, increase gathering, treating and compression throughput from current levels and reduce costs or increase revenues.

For the Current Period, growth capital expenditures totaled $179.2 million and maintenance capital expenditures totaled $37.0 million. Our future capital expenditures may vary significantly from budgeted amounts and from period to period based on the investment opportunities that become available to us.

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

On July 26, 2011, the Board of Directors of our general partner declared a cash distribution to our unitholders of $0.3625 per unit for the quarter ended June 30, 2011, or $1.45 per common unit on an annualized basis, together with the corresponding distribution to the general partner. The cash distribution was paid on August 12, 2011, to unitholders of record at the close of business on August 5, 2011, and to the general partner.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity GAAP requires us to make estimates and assumptions that affect the reported amounts and disclosure of contingencies. We make significant estimates which impact depreciation and assumptions regarding future net cash flows. Although we believe these estimates are reasonable, actual results could differ from our estimates.

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

Forward-Looking Statements

Certain statements and information in this quarterly report on Form 10-Q may constitute forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our dependence on Chesapeake and Total for a substantial majority of our revenues;

•	the impact on our growth strategy and ability to increase cash distributions if Chesapeake and Total do not increase the volume of natural gas they provide to our gathering systems;

•	realized oil and natural gas prices;

•	the termination of our gas gathering agreements with Chesapeake or Total;

•	our potential inability to pay the minimum quarterly distribution to our unitholders;

•	the limitations that Chesapeake’s and our own level of indebtedness may have on our financial flexibility;

•	our ability to obtain new sources of natural gas, which is dependent on factors largely beyond our control;

•	the availability of capital resources to fund capital expenditures and other contractual obligations, and our ability to access those resources through the debt or equity capital markets;

•	competitive conditions;

•	the unavailability of third-party pipelines interconnected to our gathering systems or the potential that the volumes we gather do not meet the quality requirement of such pipelines;

•	new asset construction may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks;

•	our exposure to direct commodity price risk may increase in the future;

•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;

•	hazards and operational risks that may not be fully covered by insurance;

•	our dependence on Chesapeake for substantially all of our compression capacity;

•	our lack of industry and geographic diversification; and

•	legislative or regulatory changes, including changes in environmental regulations, environmental risks, regulations by FERC and liability under federal and state environmental laws and regulations.

Other factors that could cause our actual results to differ from our projected results are described elsewhere in this report and in (i) the Partnership’s annual report on Form 10-K for the year ended December 31, 2010, (ii) our reports and registration statements filed from time to time with the SEC and (iii) other announcements we make from time to time.

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

We have agreed with Chesapeake on MMBtu-based caps on fuel and lost and unaccounted for gas on certain of our systems with respect to Chesapeake’s volumes in our Barnett Shale and Mid-Continent regions. If we exceed a permitted cap in any covered period, we may incur significant expenses to replace the natural gas used as fuel or lost and unaccounted for in excess of such cap based on then current natural gas prices. Accordingly, this replacement obligation may subject us to direct commodity price risk.

Additionally, an increase in commodity prices could result in increased costs of steel and other products that we use in the operation of our business, as well as the cost of obtaining rights-of-way for property on which our assets are located. Accordingly, our operating expenses and capital expenditures could increase as a result of an increase in commodity prices.

ITEM 4. Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective as of June 30, 2011, at the reasonable assurance level.

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

There have been no material changes in our risk factors disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2011, in connection with the Partnership’s first quarter distribution, the General Partner made an additional capital contribution to the Partnership of approximately $4,000 in order to maintain its 2.0% general partner interest in the Partnership. The contribution was effective as of March 31, 2011. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	S-1	333-164905	3.1	02/16/2010

3.2	First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated August 3, 2010.	8-K	001-34831	3.1	08/05/2010

3.3	Second Amended and Restated Limited Liability Company Agreement of Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	3.2	08/05/2010

4.1	Indenture, dated as of April 19, 2011, by and among Chesapeake Midstream Partners, L.P., CHKM Finance Corp., and the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-34831	4.1	04/20/2011

4.2	Registration Rights Agreement, dated as of April 19, 2011, by and among Chesapeake Midstream Partners, L.P., CHKM Finance Corp., Chesapeake Midstream GP, L.L.C., the Guarantors named therein and the representatives of the Initial Purchasers named therein.	8-K	001-34831	4.2	04/20/2011

10.1	Second Amendment to Credit Agreement among Chesapeake MLP Operating, L.L.C., as the Borrower, Chesapeake Midstream Partners, L.P., as the Parent, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and the Issuing Lender, and the other Lenders party thereto, dated as of April 8, 2011.	8-K	001-34831	10.1	04/11/2011

10.2	Amended and Restated Credit Agreement among Chesapeake MLP Operating, L.L.C., as the Borrower, Chesapeake Midstream Partners, L.P., as the Parent, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and the Issuing Lender, and the other Lenders party thereto, dated as of June 10, 2011.	8-K	001-34831	10.1	06/16/2011

31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

101.INS	XBRL Instance Document.						X

101.SCH	XBRL Taxonomy Extension Schema Document.						X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.						X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.						X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.
	By:	Cheasapeake Midstream GP L.L.C., its general partner

Date: August 12, 2011	By:	/s/ J. MIKE STICE
J. Mike Stice Chief Executive Officer

Date: August 12, 2011	By:	/s/ DAVID C. SHIELS
David C. Shiels Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	S-1	333-164905	3.1	02/16/2010

3.2	First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated August 3, 2010.	8-K	001-34831	3.1	08/05/2010

3.3	Second Amended and Restated Limited Liability Company Agreement of Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	3.2	08/05/2010

4.1	Indenture, dated as of April 19, 2011, by and among Chesapeake Midstream Partners, L.P., CHKM Finance Corp., and the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-34831	4.1	04/20/2011

4.2	Registration Rights Agreement, dated as of April 19, 2011, by and among Chesapeake Midstream Partners, L.P., CHKM Finance Corp., Chesapeake Midstream GP, L.L.C., the Guarantors named therein and the representatives of the Initial Purchasers named therein.	8-K	001-34831	4.2	04/20/2011

10.1	Second Amendment to Credit Agreement among Chesapeake MLP Operating, L.L.C., as the Borrower, Chesapeake Midstream Partners, L.P., as the Parent, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and the Issuing Lender, and the other Lenders party thereto, dated as of April 8, 2011.	8-K	001-34831	10.1	04/11/2011

10.2	Amended and Restated Credit Agreement among Chesapeake MLP Operating, L.L.C., as the Borrower, Chesapeake Midstream Partners, L.P., as the Parent, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and the Issuing Lender, and the other Lenders party thereto, dated as of June 10, 2011.	8-K	001-34831	10.1	06/16/2011

31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

101.INS	XBRL Instance Document.						X

101.SCH	XBRL Taxonomy Extension Schema Document.						X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.						X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.						X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.						X