Form 10-Q
period 2011-09-30
CHESAPEAKE MIDSTREAM PARTNERS LP
filed 2011-11-10
CIK 1483096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 7, 2011, the registrant had 69,085,038 common units outstanding.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23	$17,816
Accounts receivable, including $38,478 and $88,009 from related parties at September 30, 2011 and December 31, 2010, respectively	52,516	107,095
Other current assets	6,664	6,576

Total current assets	59,203	131,487

Property, plant and equipment:
Gathering systems	2,873,485	2,544,053
Other fixed assets	48,504	41,125
Less: Accumulated depreciation	(446,496)	(358,269)

Total property, plant and equipment, net	2,475,493	2,226,909

Intangible contracts, net	161,446	172,481
Deferred loan costs, net	21,672	15,039

Total assets	$2,717,814	$2,545,916

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$54,236	$39,619
Accrued liabilities, including $37,504 and $42,674 to related parties at September 30, 2011 and December 31, 2010, respectively	68,178	58,372

Total current liabilities	122,414	97,991

Long-term liabilities:
Long-term debt	417,300	249,100
Other liabilities	3,911	4,257

Total long-term liabilities	421,211	253,357

Commitments and contingencies (Note 9)
Partners’ capital:
Common units (69,085,038 and 69,083,265 issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	1,275,520	1,285,619
Subordinated units (69,076,122 issued and outstanding at September 30, 2011 and December 31, 2010)	863,420	873,304
General partner interest	35,249	35,645

Total partners’ capital	2,174,189	2,194,568

Total liabilities and partners’ capital	$2,717,814	$2,545,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands, except per unit data)
Revenues, including revenue from affiliates (Note 7)	$140,105	$100,060	$396,851	$296,685

Operating expenses
Operating expenses, including expenses from affiliates (Note 8)	43,233	34,094	130,078	97,172
Depreciation and amortization expense	35,021	22,407	98,706	65,119
General and administrative expense, including expenses from affiliates (Note 8)	8,940	7,098	27,545	21,221
Other operating (income) expense	(40)	323	823	256

Total operating expenses	87,154	63,922	257,152	183,768

Operating income	52,951	36,138	139,699	112,917

Other income (expense)
Interest expense (Note 5)	(4,250)	(2,059)	(9,527)	(5,876)
Other income	137	34	221	76

Income before income tax expense	48,838	34,113	130,393	107,117
Income tax expense	665	699	2,361	1,772

Net income	$48,173	$33,414	$128,032	$105,345

Limited partner interest in net income
Net income	$48,173	$19,514 (1)	$128,032	$19,514 (1)
Less general partner interest in net income	(964)	(390)	(2,560)	(390)

Limited partner interest in net income	$47,209	$19,124	$125,472	$19,124

Net income per limited partner unit – basic and diluted
Common units	$0.34	$0.14	$0.91	$0.14
Subordinated units	$0.34	$0.14	$0.91	$0.14

Weighted average limited partner units outstanding used for net income per unit calculation – basic and diluted (in thousands)
Common units	69,359	69,083	69,268	69,083
Subordinated units	69,076	69,076	69,076	69,076

(1)

Reflective of general and limited partner interest in net income from closing of the Partnership’s initial public offering on August 3, 2010 through September 30, 2010. See Note 4 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	($ in thousands)
Cash flows from operating activities:
Net income	$128,032	$105,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,706	65,119
Other non-cash items	5,177	4,413
Changes in assets and liabilities:
Decrease in accounts receivable	54,579	129,592
Increase in other assets	(87)	(1,608)
Increase in accounts payable	2,395	10,129
Increase (decrease) in accrued liabilities	9,692	(45,870)

Net cash provided by operating activities	298,494	267,120

Cash flows from investing activities:
Additions to property, plant and equipment	(326,603)	(156,463)
Proceeds from sale of assets	1,522	4,416

Net cash used in investing activities	(325,081)	(152,047)

Cash flows from financing activities:

Proceeds from credit facility borrowings	331,400	252,300
Payments on credit facility borrowings	(513,200)	(296,400)
Proceeds from issuance of common units, net of offering costs	—	475,009
Proceeds from issuance of senior notes, net of offering costs	343,000	—
Distributions to unit holders	(148,029)	—
Initial public offering costs	(1,280)	—
Debt issuance costs	(3,101)	(5,113)
Distributions to partners	—	(231,919)
Contribution from CMD	—	177
Other	4	—

Net cash provided by (used in) financing activities	8,794	194,054

Net (decrease) increase in cash and cash equivalents	(17,793)	309,127
Cash and cash equivalents, beginning of period	17,816	3

Cash and cash equivalents, end of period	$23	$309,130

Supplemental disclosure of non-cash investing activities:
Changes in accounts payable and other liabilities related to purchases of property, plant and equipment	$14,142	$5,522
Changes in other liabilities related to asset retirement obligations	$194	$(101)
Contributions of property, plant and equipment to Chesapeake	$—	$11,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Limited Partners		General Partner	Total
	Common	Subordinated
	($ in thousands)
Balance at December 31, 2010	$1,285,619	$873,304	$35,645	$2,194,568
Net income	62,826	62,646	2,560	128,032
Distribution to unitholders	(72,539)	(72,530)	(2,960)	(148,029)
Initial public offering costs	(1,280)	—	—	(1,280)
Non-cash equity based compensation	894	—	—	894
Other Adjustments	—	—	4	4

Balance at September 30, 2011	$1,275,520	$863,420	$35,249	$2,174,189

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

On December 21, 2010, the Partnership acquired from Chesapeake the Springridge natural gas gathering system in the Haynesville Shale for $500.0 million. The Springridge gathering system is located in Caddo and De Soto Parishes, Louisiana. In connection with the acquisition, the Partnership entered into a 10-year, 100 percent fixed-fee gas gathering agreement with Chesapeake which includes a significant acreage dedication and annual fee redetermination. The agreement also includes an annual minimum volume commitment through December 31, 2013.

At September 30, 2011, the Partnership had outstanding 69,085,038 common units, 69,076,122 subordinated units, a two percent general partner interest and incentive distribution rights (“IDRs”). IDRs entitle the holder to specified increasing percentages of cash distributions as the Partnership’s per-unit cash distributions increase above specified levels. Common units held by the public represented 17.7 percent of all outstanding limited partner interests, and Chesapeake and GIP held 42.3 percent and 40.0 percent, respectively, of all outstanding limited partner interests. Subsequent to September 30, 2011, GIP sold 10,228,558 common units to the public in an underwritten offering. Following the offering, GIP held 32.6 percent of all outstanding limited partner interests and common units held by the public represented 25.1 percent of all outstanding limited partner interests. The limited partners, collectively, hold a 98.0 percent limited partner interest in the Partnership and the general partner, which is indirectly owned and controlled by Chesapeake and GIP, holds a two percent general partner interest in the Partnership.

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

The accompanying financial statements and related notes present the unaudited condensed consolidated balance sheets of the Partnership as of September 30, 2011 and December 31, 2010. They also include the unaudited condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2011 and 2010, the unaudited condensed consolidated statements of cash flows for the Partnership for the nine-month periods ended September 30, 2011 and 2010, and unaudited changes in partners’ capital of the Partnership for the nine-month period ended September 30, 2011.

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

The results of operations for the three and nine-month periods ended September 30, 2011 are not indicative of results that may be expected for the full fiscal year.

3.	Partnership Capital and Distributions

The partnership agreement requires that, within 45 days after the end of each quarter, the Partnership distribute its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the three and nine-month periods ended September 30, 2011, the Partnership paid cash distributions to its unitholders of approximately $51.1 million and $148.0 million, respectively, representing a $0.3375 per-unit distribution for the quarter ended December 31, 2010, a $0.35 per-unit distribution for the quarter ended March 31, 2011, and a $0.3625 per-unit distribution for the quarter ended June 30, 2011. See also Note 10 — Subsequent Events, concerning distributions declared on October 28, 2011 for the three-month period ended September 30, 2011.

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

The Subordination Period will lapse at such time when the Partnership has earned and paid at least $0.3375 per quarter on each common unit, subordinated unit and general partner interest for any three consecutive, non-overlapping four-quarter periods ending on or after June 30, 2013. Also, if the Partnership has earned and paid at least 150 percent of the minimum quarterly distribution on each outstanding common unit, subordinated unit and general partner interest and the related distribution on the IDRs in a four-quarter period, the Subordination Period will terminate.

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

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units ($ in thousands, except per-unit information):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	August 3, 2010 to September 30, 2010
Net income attributable to Chesapeake Midstream Partners, L.P.	$48,173	$128,032	$19,514
Less general partner interest in net income	(964)	(2,560)	(390)

Limited partner interest in net income	$47,209	$125,472	$19,124

Net income allocable to common units	$23,653	$62,826	$9,562
Net income allocable to subordinated units	23,556	62,646	9,562

Limited partner interest in net income	$47,209	$125,472	$19,124

Net income per limited partner unit – basic and diluted
Common units	$0.34	$0.91	$0.14
Subordinated units	0.34	0.91	0.14

Total	$0.34	$0.91	$0.14

Weighted average limited partner units outstanding used for basic and diluted net income per unit calculation
Common units	69,358,613	69,267,825	69,083,265
Subordinated units	69,076,122	69,076,122	69,076,122

Total	138,434,735	138,343,947	138,159,387

5.	Long-Term Debt

The following table presents the Partnership’s outstanding debt as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Revolving credit facility	$67,300	$249,100
5.875% Senior Notes due April 2021	350,000	—

Total long-term debt	$417,300	$249,100

Revolving Credit Facility

On June 10, 2011, the Partnership amended its senior secured revolving credit facility and extended its maturity to June 2016. As amended, the credit facility provides up to $800 million of borrowing capacity and includes a sub-limit of $50 million for same-day swing line advances and a sub-limit of $50 million for letters of credit. In addition, the credit facility contains an accordion feature that allows the Partnership to increase the available borrowing capacity under the facility up to $1 billion, subject to the satisfaction of certain closing conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the credit facility. Borrowings under the credit facility are secured by all of the assets of the Partnership and its subsidiaries. Prior to the Partnership reaching investment grade status, amounts borrowed under the credit facility agreement will bear interest under a leverage-based pricing grid at the Partnership’s option at either: (i) the greater of (a) the reference rate of Wells Fargo Bank, NA, (b) the federal funds effective rate plus 0.50 percent or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (LIBOR), plus 1.00 percent, each of which is subject to a margin that varies

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

from 0.75 percent to 1.50 percent per annum through December 31, 2011 and 0.625 percent to 1.50 percent per annum after December 31, 2011, according to the Partnership’s leverage ratio (as defined), or (ii) the Eurodollar rate plus a margin that varies from 1.75 percent to 2.50 percent per annum through December 31, 2011 and 1.625 percent to 2.50 percent per annum after December 31, 2011, according to the Partnership’s leverage ratio. If the Partnership reaches investment grade status, the credit facility agreement provides that the Partnership has the option to release the security under the credit facility and amounts borrowed will bear interest under a specified ratings-based pricing grid. The unused portion of the credit facility is subject to commitment fees of (a) 0.30 percent to 0.40 percent per annum through December 31, 2011 and 0.25 percent to 0.40 percent per annum after December 31, 2011 while the Partnership is subject to the leverage-based pricing grid, according to the Partnership’s leverage ratio and (b) 0.20 percent to 0.35 percent per annum while the Partnership is subject to the ratings-based pricing grid, according to the Partnership’s senior unsecured long-term debt ratings. There were $67.3 million and $249.1 million of outstanding borrowings under the credit facility at September 30, 2011 and December 31, 2010, respectively.

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

The credit facility agreement contains certain negative covenants that (i) limit the Partnership’s ability, as well as the ability of certain of its subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require the Partnership to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The credit facility agreement also provides for the discontinuance of the requirement for the Partnership to maintain the EBITDA to interest expense ratio if the Partnership reaches investment grade status. The Partnership was in compliance with all covenants under the agreement at September 30, 2011.

Senior Notes

On April 19, 2011, the Partnership and CHKM Finance Corp., a wholly owned subsidiary of Chesapeake MLP Operating, L.L.C., completed a private placement of $350.0 million in aggregate principal amount of 5.875 percent senior notes due 2021 (the “Notes”). The Partnership used a portion of the net proceeds to repay borrowings outstanding under its revolving credit facility and used the balance for general partnership purposes. Deferred loan costs of $7.8 million are being amortized over the life of the Notes.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Notes will mature on April 15, 2021 and interest is payable on the Notes on April 15 and October 15 of each year, beginning on October 15, 2011. The Partnership has the option to redeem all or a portion of the Notes at any time on or after April 15, 2015, at the redemption price specified in the indenture, plus accrued and unpaid interest. The Partnership may also redeem the Notes, in whole or in part, at a “make-whole” redemption price specified in the indenture, plus accrued and unpaid interest, at any time prior to April 15, 2015. In addition, the Partnership may redeem up to 35 percent of the Notes prior to April 15, 2014 under certain circumstances with the net cash proceeds from certain equity offerings. The Indenture contains covenants that, among other things, limit the Partnership’s ability and the ability of certain of its subsidiaries to: (1) sell assets including equity interests in its subsidiaries; (2) pay distributions on, redeem or purchase its units, or redeem or purchase its subordinated debt; (3) make investments; (4) incur or guarantee additional indebtedness or issue preferred units; (5) create or incur certain liens; (6) enter into agreements that restrict distributions or other payments from certain subsidiaries to the Partnership; (7) consolidate, merge or transfer all or substantially all of its assets; (8) engage in transactions with affiliates; and (9) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Notes achieve an investment grade rating from either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default, as defined in the Indenture, has occurred or is continuing, many of these covenants will terminate.

The Partnership has no independent assets or operations. The Partnership’s operations are conducted by its subsidiaries through its operating company subsidiary, Chesapeake MLP Operating, L.L.C. Each of Chesapeake MLP Operating, L.L.C. and the Partnership’s other subsidiaries is a guarantor, other than CHKM Finance Corp., an indirect wholly owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of any debt securities. Each guarantor is a wholly owned subsidiary of the Partnership. There are no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or an guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

Fair Value

Estimated fair values are determined by using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. Based on the borrowing rates available at September 30, 2011, for debt with similar terms and maturities, the carrying value of long-term debt approximates its fair value.

Capitalized Interest

For the three-month periods ended September 30, 2011 and September 30, 2010, interest expense was net of capitalized interest of $2.7 million and $0.4 million, respectively, and $7.3 million and $1.9 million for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively.

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

The fair value of the awards is initially determined based on the fair market value of the shares or units on the date of grant. For grants of Partnership restricted units, expense is based on current fair value at the vest date and recognized over the vesting period. However, expense for Chesapeake restricted stock grants is allocated based on the lesser of the value at grant date or vest date. This value is amortized over the vesting period. The vesting period for both types of awards is generally four or five years from the date of grant. To the extent compensation cost relates to employee activities directly involved in gathering or treating operations, such amounts are charged to the Partnership and are reflected as operating expenses. Included in operating expenses is equity-based compensation of $1.1 million and $0.5 million for the Partnership during the three-month periods ended September 30, 2011 and September 30, 2010, respectively, and $3.2 million and $1.4 million for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively. To the extent compensation cost relates to employees indirectly involved in gathering or treating operations, such amounts are charged to the Partnership through an overhead allocation and are reflected as general and administrative expenses.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes LTIP award activity for the nine months ended September 30, 2011:

	Units	Value per Unit
Restricted units unvested at beginning of period	—	$—

Granted	286,748	28.51
Vested	(1,773)	28.78
Forfeited	(10,476)	28.51

Restricted units unvested at end of period	274,499	$28.51

7.	Major Customers and Concentration of Credit Risk

CEMI accounted for $116.2 million and $80.5 million of the Partnership’s revenues for the three-month periods ended September 30, 2011 and September 30, 2010, respectively, and $331.6 million and $244.3 million for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively. Total accounted for $19.0 million and $15.8 million of the Partnership’s revenues for the three-month periods ended September 30, 2011 and September 30, 2010, respectively, and $53.6 million and $42.5 million for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively.

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. At September 30, 2011 and December 31, 2010, cash and cash equivalents were invested in a non-interest bearing account and money market funds with investment grade ratings.

8.	Transactions with Affiliates

In the normal course of business, the Partnership provides natural gas gathering and treating services to Chesapeake and its affiliates. Revenues are derived primarily from Chesapeake, which includes volumes attributable to third-party interest owners that participate in Chesapeake’s operated wells.

Chesapeake and its affiliates provide certain services including legal, accounting, treasury, human resources, information technology and administration. The employees supporting these operations are employees of CEMI or Chesapeake. The condensed consolidated financial statements for the Partnership include costs allocated from Chesapeake and CEMI for centralized general and administrative services, as well as depreciation of assets utilized by Chesapeake’s centralized general and administrative functions. The Partnership is charged a general and administrative fee from Chesapeake based on the terms of the joint venture agreement. Under the agreement, corporate overhead costs are charged to the Partnership based on actual cost of the services provided, subject to a fee per mcf cap based on volumes of natural gas gathered. The fee is calculated as the lesser of $0.03025/mcf gathered or actual corporate overhead costs, excluding those overhead costs that are billed directly to the Partnership. General and administrative charges of the Partnership were $5.6 million and $4.1 million during the three-month periods ended September 30, 2011 and September 30, 2010, respectively, and $17.4 million and $12.5 million for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Chesapeake and its affiliates also provide compression services. The Partnership is charged for compressor rentals based on a long-term compressor rental agreement with MidCon Compression, LLC (“MidCon”), a wholly owned indirect subsidiary of Chesapeake. For the three-month periods ended September 30, 2011 and September 30, 2010, compressor rental charges from affiliates were $14.8 million and $11.9 million, respectively, and $43.2 million and $35.0 million for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively. These charges are included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

See also Note 7 — Major Customers and Concentration of Credit Risk concerning revenues attributable to CEMI, an affiliate of the Partnership.

9.	Commitments and Contingencies

The Partnership leases certain property, equipment and operating facilities under various operating leases. Costs are also incurred associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations.

The Partnership from time to time is subject to various legal actions and claims incidental to its business, including those arising out of employment-related matters. Management believes that these routine legal proceedings will not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows. Once information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to the estimate of the likely exposure. There was not an accrual for legal contingencies as of September 30, 2011 or December 31, 2010.

10.	Subsequent Events

Distribution

On October 28, 2011, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.375 per unit, together with the corresponding distribution to the general partner. The cash distribution will be paid on November 14, 2011, to unitholders of record at the close of business on November 7, 2011, and to the general partner.

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

Overview

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the three and nine months ended September 30, 2011 (the “Current Quarter” and the “Current Period”, respectively) and the three and nine months ended September 30, 2010 (the “Prior Quarter” and the “Prior Period”, respectively):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands, except operational data)
Revenues(1)	$140,105	$100,060	$396,851	$296,685
Operating expenses	43,233	34,094	130,078	97,172
Depreciation and amortization expense	35,021	22,407	98,706	65,119
General and administrative expense	8,940	7,098	27,545	21,221
Other operating (income) expense	(40)	323	823	256

Total operating expenses	87,154	63,922	257,152	183,768

Operating income	52,951	36,138	139,699	112,917
Interest expense	(4,250)	(2,059)	(9,527)	(5,876)
Other income	137	34	221	76

Income before income tax expense	48,838	34,113	130,393	107,117
Income tax expense	665	699	2,361	1,772

Net income	$48,173	$33,414	$128,032	$105,345

Key Performance Metrics:
Adjusted EBITDA(2)	$88,069	$58,902	$239,449	$178,368
Distributable cash flow(2)	$65,588	$40,022	$175,532	$122,278
Operational Data:
Wells connected during period	146	121	444	301
Wells connected at end of period	4,799	4,065	4,799	4,065
Throughput, bcf per day	2.226	1.584	2.128	1.580
Miles of pipe at end of period	3,511	2,890	3,511	2,890
Gas compression (horsepower) at end of period	271,886	219,900	271,886	219,900

(1)

If either Chesapeake or Total does not meet its minimum volume commitment to the Partnership in the Barnett Shale region or Chesapeake does not meet its minimum volume commitment in the Haynesville Shale region under the relevant gas gathering agreement for specified annual periods, Chesapeake or Total is obligated to pay the Partnership a fee equal to the applicable fee for each mcf by which the applicable party’s minimum volume commitment for the year exceeds the actual volumes gathered on the Partnership’s systems. Should payments be due under the minimum volume commitment with respect to any year, we recognize the associated revenue in the fourth quarter of that year.

(2)

Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented in accordance with GAAP below under the caption How We Evaluate Our Operations within this Part I, Item 2.

We are a growth-oriented, publicly traded Delaware limited partnership formed by Chesapeake and GIP to own, operate, develop and acquire natural gas, natural gas liquids and oil gathering systems and other midstream energy assets. We are principally focused on natural gas gathering, the first segment of midstream energy infrastructure that connects natural gas produced at the wellhead to third-party takeaway pipelines. We currently operate in Texas, Louisiana, Oklahoma, Kansas and Arkansas. We provide gathering, treating and compression services to Chesapeake and Total, our primary customers under long-term, fixed-fee contracts, and other third-party producers under fixed-fee contracts.

Currently, our gathering systems operate in our Barnett Shale region in north central Texas, our Haynesville Shale region in northwest Louisiana and our Mid-Continent region which includes the Anadarko, Arkoma, Delaware and Permian Basins. We generate the majority of our operating income in our Barnett Shale region, where we service approximately 2,102 wells in the core of the prolific Barnett Shale. Our Springridge gathering system services approximately 213 wells in one of the core areas of the Haynesville Shale. In our Mid-Continent region, we have an enhanced focus on the unconventional resources located in the Colony Granite Wash and Texas Panhandle Granite Wash plays of the Anadarko Basin. In total, our systems consist of approximately 3,510 miles of gathering pipelines, servicing approximately 4,799 natural gas wells. For the Current Quarter, our assets gathered approximately 2.2 billion cubic feet (“Bcf”) of natural gas per day.

For the Current Quarter, we generated approximately 62 percent of our revenues from our gathering systems in our Barnett Shale region, approximately 17 percent of our revenues from our gathering systems in our Haynesville Shale region and approximately 21 percent of our revenues from our gathering systems in our Mid-Continent region for the Current Quarter.

Acquisitions

Springridge Acquisition. On December 21, 2010, we acquired the Springridge natural gas gathering system in the Haynesville Shale and related facilities from CMD, a wholly owned subsidiary of Chesapeake, for $500 million. The Springridge gathering system is located in Caddo and De Soto Parishes, Louisiana. In connection with the acquisition, we entered into a 10-year, 100 percent fixed-fee gas gathering agreement with Chesapeake which includes a significant acreage dedication, annual fee redetermination, annual fee escalation and a three-year minimum volume commitment.

We anticipate that acquisitions of complementary companies, assets and lines of businesses will continue to play an important role in our business strategy. While there are currently no unannounced agreements for the acquisition of any material businesses or assets, such transactions can be effected quickly and may occur at any time.

Our Gas Gathering Agreements

We are party to (i) a 20-year gas gathering agreement with certain subsidiaries of Chesapeake that was entered into in connection with the joint venture transaction in September 2009, (ii) a 20-year gas gathering agreement with Total that was entered into in connection with an upstream joint venture transaction between Chesapeake and Total in January 2010, and (iii) a 10-year gas gathering agreement with certain subsidiaries of Chesapeake that was entered into concurrent with the closing of the acquisition of the Springridge gathering system in December 2010.

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

Barnett Shale Region. Under our gas gathering agreements with Chesapeake and Total, we have agreed to provide the following services in our Barnett Shale region for the fees and obligations outlined below:

•

Gathering, Treating and Compression Services. We gather, treat and compress natural gas for Chesapeake and Total within the Barnett Shale region in exchange for specified fees per mcf for natural gas gathered on our gathering systems that are based on the pressure at the various points where our gathering systems received our customers’ natural gas. We refer to these fees collectively as the Barnett Shale fee. Our Barnett Shale fee is subject to an annual rate escalation of two percent at the beginning of each year.

•

Acreage Dedication. Pursuant to our gas gathering agreements, subject to certain exceptions, each of Chesapeake and Total has agreed to dedicate all of the natural gas owned or controlled by it and produced from or attributable to existing and future wells located on natural gas and oil leases covering lands within an acreage dedication in our Barnett Shale region.

•

Minimum Volume Commitments. Pursuant to our gas gathering agreements, Chesapeake and Total have agreed to minimum volume commitments for each year through December 31, 2018 and for the six-month period ending June 30, 2019. Approximately 75 percent of the aggregate minimum volume commitment will be attributed to Chesapeake, and approximately 25 percent will be attributed to Total. The minimum volume commitments increase, on average, approximately three percent per year. If either Chesapeake or Total does not meet its minimum volume commitment to us, as adjusted in certain instances, for any annual period (or six-month period in the case of the six months ending June 30, 2019) during the minimum volume commitment period, Chesapeake or Total, as applicable, will be obligated to pay us a fee equal to the Barnett Shale fee for each mcf by which the applicable party’s minimum volume commitment for the year (or six-month period) exceeds the actual volumes gathered on our systems attributable to the applicable party’s production. To the extent natural gas gathered on our systems from Chesapeake or Total, as applicable, during any annual period (or six-month period) exceeds such party’s minimum volume commitment for the period, Chesapeake or Total, as applicable, will be obligated to pay us the Barnett Shale fee for all volumes gathered, and the excess volumes will be credited first against the minimum volume commitments for the six months ending June 30, 2019, and then against the minimum volume commitments for each preceding year. If the minimum volume commitment for any period is credited in full, the minimum volume commitment period will be shortened to end on the final day of the immediately preceding period.

•

Fee Redetermination. We and each of Chesapeake and Total, as applicable, have the right to redetermine the Barnett Shale fee during a six-month period beginning September 30, 2011 and a two-year period beginning on September 30, 2014. On September 30, 2011, we entered the initial redetermination period and are currently working with Chesapeake to determine whether a fee adjustment is required. The fee redetermination mechanism is intended to support a return on our invested capital. If a fee redetermination is requested, we will determine an adjustment (upward or downward) to our Barnett Shale fee with Chesapeake and Total based on the factors specified in our gas gathering agreements, including, but not limited to: (i) differences between our actual capital expenditures, compression expenses and revenues as of the redetermination date and the scheduled estimates of these amounts for the minimum volume commitment period forecast as of the redetermination date and scheduled estimates thereof for the minimum volume commitment period made as of September 30, 2009 and (ii) differences between the revised estimates of our capital expenditures, compression expenses and revenues for the remainder of the minimum volume commitment period forecast as of the redetermination date and scheduled estimates thereof for the minimum volume commitment period made as of September 30, 2009. The cumulative upward or downward adjustment for the Barnett Shale region is capped at 27.5 percent of the initial weighted average Barnett Shale fee (as escalated) as specified in the gas gathering agreement. If we and Chesapeake or Total, as applicable, do not agree upon a redetermination of the Barnett Shale fee within 30 days of receipt of the request for the redetermination, an industry expert will be selected to determine adjustments to the Barnett Shale fee.

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

Haynesville Shale Region. Under our gas gathering agreement with Chesapeake, we have agreed to provide the following services in our Haynesville Shale region to Chesapeake for the fees and obligations outlined below:

•

Gathering, Treating and Compression Services. We gather, treat and compress natural gas in exchange for fees per mcf for natural gas gathered and per mcf for natural gas compressed. We refer to these fees collectively as the Haynesville fee. The Haynesville fee for this system is subject to an annual two and a half percent rate escalation at the beginning of each year.

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

•

Well Connection Requirement. We have certain connection obligations for new operated drilling pads and operated wells of Chesapeake in the acreage dedications. Chesapeake is required to provide us notice of new drilling pads and wells that it operates in the acreage dedications. Subject to certain conditions specified in the gas gathering agreement, we are generally required to connect new operated drilling pads in the acreage dedication by the later of 30 days after the date the wells commence production or six months after the date of the connection notice. During the minimum volume period, if we fail to complete a connection in the Haynesville Shale acreage dedication by the required date, Chesapeake, as its sole remedy for such delayed connection, is entitled to a delay in the minimum volume obligations for gas volumes that would have been produced from the delayed connection. After the minimum volume period, we are subject to a daily penalty for such delayed connections, up to a specified cap per delayed connection. Chesapeake also is required to notify us of its wells drilled in the acreage dedications that are operated by other parties and we have the option, but not the obligation, to connect non-operated wells to our gathering system. If we decline to make a connection to a non-operated well, Chesapeake has certain rights to have the well released from the dedication under the gas gathering agreement.

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

Mid-Continent Region. Under our gas gathering agreement with Chesapeake, we have agreed to provide the following services in our Mid-Continent region to Chesapeake for the fees and obligations of Chesapeake outlined below:

•

Gathering, Treating and Compression Services. We gather, treat and compress natural gas in exchange for system-based services fees per mcf for natural gas gathered and per mcf for natural gas compressed. We refer to these fees collectively as the Mid-Continent fee. The Mid-Continent fee for these systems is subject to an annual two and a half percent rate escalation at the beginning of each year.

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

If either Chesapeake or Total sells, transfers or otherwise disposes to a third party properties within the acreage dedication in our Barnett Shale region and, solely with respect to Chesapeake in our Haynesville Shale region and our Mid-Continent region, the third party will be required to either enter into our existing gas gathering agreement with Chesapeake or Total or enter into a new gas gathering agreement with us on substantially similar terms to our existing gas gathering agreement with Chesapeake or Total.

Other Arrangements

Business Opportunities. Pursuant to our omnibus agreement with Chesapeake, Chesapeake has agreed to provide us a right of first offer with respect to three specified categories of transactions: (i) opportunities to develop or invest in midstream energy projects within five miles of our acreage dedications in our Barnett Shale and Mid-Continent regions, (ii) opportunities to succeed third parties in expiring midstream energy service contracts within five miles of the acreage dedications and (iii) opportunities with respect to future midstream divestitures outside of the acreage dedications. The consummation, if any, and timing of any such future transactions will depend upon, among other things, our ability to reach an agreement with Chesapeake and our ability to obtain financing on acceptable terms. Notwithstanding the foregoing, Chesapeake is under no obligation to accept any offer that we make with respect to such opportunities. Although we will have certain rights with respect to the potential business opportunities, we are not under any contractual obligation to pursue any such transactions.

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

Revenues

Our revenues are driven primarily by our customers’ minimum volume commitments and the actual volumes of natural gas we gather, treat and compress. In the case of our Barnett Shale and Haynesville Shale volumes, our results will be supported by the minimum volume commitments contained in our gas gathering agreements with Chesapeake and Total. We contract with producers to gather natural gas from individual wells located near our gathering systems. We connect wells to gathering pipelines through which natural gas is compressed and may be delivered to a treating facility, processing plant or an intrastate or interstate pipeline for delivery to market. We treat natural gas that we gather to the extent necessary to meet required specifications of third-party takeaway pipelines. For the Current Quarter and Prior Quarter, Chesapeake accounted for approximately 83.8 percent and 78.1 percent, respectively, of the natural gas volumes on our gathering systems and 83.0 percent and 80.4 percent, respectively, of our revenues. For the Current Period and Prior Period, Chesapeake accounted for approximately 84.3 percent and 80.9 percent, respectively, of the natural gas volumes on our gathering systems and 83.6 percent and 82.4 percent, respectively, of our revenues.

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

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income and a reconciliation of the non-GAAP financial measure of distributable cash flow to the GAAP financial measure cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Net Income	$48,173	$33,414	$128,032	$105,345
Interest expense	4,250	2,059	9,527	5,876
Income tax expense	665	699	2,361	1,772
Depreciation and amortization expense	35,021	22,407	98,706	65,119
(Gain) loss on sale of assets	(40)	323	823	256

Adjusted EBITDA	$88,069	$58,902	$239,449	$178,368

Cash Provided By Operating Activities	$92,506	$69,711	$298,494	$267,120
Changes in assets and liabilities	(7,906)	(12,048)	(66,579)	(92,243)
Maintenance capital expenditures	(18,500)	(17,500)	(55,500)	(52,500)
Other non-cash items	(512)	(141)	(883)	(99)

Distributable cash flow	$65,588	$40,022	$175,532	$122,278

Results of Operations – Three Months Ended September 30, 2011 versus September 30, 2010

Revenues. Our revenues are primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. For the Current Quarter, revenues were $140.1 million compared to $100.1 million during the Prior Quarter, primarily as a result of volumes added through the Springridge gathering system acquisition. Revenues were positively impacted by the redetermination of Mid-Continent gathering rates that occurred January 1, 2011 and rate escalation of two percent in the Barnett Shale and two and a half percent in the Mid-Continent region. We also benefited from added revenues from the significant number of wells connected during the first half of 2011. For the Current Quarter, throughput was 2.226 Bcf per day compared to 1.584 Bcf per day for the Prior Quarter. Because we expect throughput in the Barnett Shale for the full year 2011 to be below contractual minimum volume commitment levels, we expect to recognize additional revenues related to volume shortfall in the fourth quarter of 2011. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. If our estimate of minimum volume commitment for the full year of 2011 were recognized quarterly, revenues and net income would have increased $2.2 million in the Current Quarter. We connected 146 new wells during the Current Quarter compared to 121 new wells in the Prior Quarter. The following table reflects our revenues and throughput by region for the three months ended September 30, 2011 and September 30, 2010:

	Three Months Ended September 30,
	2011	2010	% Change(1)
	(In thousands, except percentages and throughput data)
Revenue:
Barnett Shale	$86,227	$75,411	14.3%
Haynesville Shale	24,513	—	N.M.
Mid-Continent	29,365	24,649	19.1%

	$140,105	$100,060	40.0%

Throughput (bcf):
Barnett Shale	98.9	94.7	4.4%
Haynesville Shale	53.2	—	N.M.
Mid-Continent	52.7	51.0	3.3%

	204.8	145.7	40.6%

(1)	N.M. - not meaningful

Operating Expenses. For the Current Quarter, operating expenses were $0.21 per mcf compared to $0.23 per mcf during the Prior Quarter. Despite the overall decrease, we have experienced an increase in both the Barnett Shale and Mid-Continent regions due to additional compression expense, primarily in the Barnett Shale, that has increased our overall throughput capacity and additional field personnel resulting from Partnership growth and other personnel related costs. We have also experienced an increase in ad valorem taxes due to growth and an increase in the total value of our fixed assets. The following table reflects our operating expenses and operating expenses per mcf of throughput by region for the three months ended September 30, 2011 and September 30, 2010:

	Three Months Ended September 30,
	2011	2010	% Change(1)
	(In thousands, except percentages and per mcf data)
Operating Expenses:
Barnett Shale	$25,360	$22,581	12.3%
Haynesville Shale	4,731	—	N.M.
Mid-Continent	13,142	11,513	14.1%

	$43,233	$34,094	26.8%

Expenses ($ per mcf):
Barnett Shale	$0.26	$0.24	8.3%
Haynesville Shale	0.09	—	N.M.
Mid-Continent	0.25	0.23	8.7%

	$0.21	$0.23	(8.7)%

(1)	N.M. - not meaningful

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $35.0 million compared to $22.4 million during the Prior Quarter. The increase is a result of capital expenditures made in 2010 and the first half of 2011 and the acquisition of the Springridge gathering system in the Haynesville Shale.

General and Administrative Expense. During the Current Quarter, general and administrative expenses were $8.9 million compared to $7.1 million during the Prior Quarter. This increase is primarily attributable to additional expenses resulting from the acquisition of the Springridge gathering system in the Haynesville Shale.

Interest Expense. Interest expense is related to borrowings under our senior notes and revolving credit facility and commitment fees on the unused portion of our credit facility. Interest expense was $4.2 million in the Current Quarter and $2.1 million in the Prior Quarter. The increase is related to interest expense on the senior notes issued in April 2011. These amounts were net of $2.7 million and $0.4 million of capitalized interest during the Current Quarter and the Prior Quarter, respectively.

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

Results of Operations – Nine Months Ended September 30, 2011 versus September 30, 2010

Revenues. Our revenues are primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. For the Current Period, revenues were $396.9 million compared to $296.7 million during the Prior Period, primarily as a result of volumes added through the Springridge gathering system acquisition. Revenues were positively impacted by the redetermination of Mid-Continent gathering rates that occurred January 1, 2011 and rate escalation of two percent in the Barnett Shale and two and a half percent in the Mid-Continent region. We also benefited from added compression revenues during the Current Period as well as additional revenues resulting from the significant number of well connects completed in late 2010 and to date in 2011. For the Current Period, throughput was 2.128 Bcf per day compared to 1.580 Bcf per day for the Prior Period. Because throughput in the Barnett Shale during the Current Period was significantly below contractual minimum volume commitment levels, we expect to recognize additional revenues related to volume shortfall in the fourth quarter of 2011. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. If our estimate of minimum volume commitment for the full year of 2011 were recognized quarterly, revenues and net income would have increased $7.5 million in the Current Period. We connected 444 new wells during the Current Period compared to 301 new wells in the Prior Period. The following table reflects our revenues and throughput by region for the nine months ended September 30, 2011 and September 30, 2010:

	Nine Months Ended September 30,
	2011	2010	% Change(1)
	(In thousands, except percentages and throughput data)
Revenue:
Barnett Shale	$244,684	$222,951	9.7%
Haynesville Shale	69,147	—	N.M.
Mid-Continent	83,020	73,734	12.6%

	$396,851	$296,685	33.8%

Throughput (bcf):
Barnett Shale	281.1	279.2	0.7%
Haynesville Shale	148.9	—	N.M.
Mid-Continent	150.9	152.0	(0.7)%

	580.9	431.2	34.7%

(1)	N.M. - not meaningful

Operating Expenses. For the Current Period, operating expenses were $0.22 per mcf compared to $0.23 per mcf during the Prior Period. Despite the overall decrease, we have experienced an increase in both the Barnett Shale and Mid-Continent regions due to additional compression expense, primarily in the Barnett Shale, that has increased our overall throughput capacity and additional field personnel resulting from Partnership growth and other personnel related costs. The following table reflects our operating expenses and operating expenses per mcf of throughput by region for the nine months ended September 30, 2011 and September 30, 2010:

	Nine Months Ended September 30,
	2011	2010	% Change(1)
	(In thousands, except percentages and per mcf data)
Operating Expenses:
Barnett Shale	$75,191	$62,018	21.2%
Haynesville Shale	15,922	—	N.M.
Mid-Continent	38,965	35,154	10.8%

	$130,078	$97,172	33.9%

Expenses ($ per mcf):
Barnett Shale	$0.27	$0.22	22.7%
Haynesville Shale	0.11	—	N.M.
Mid-Continent	0.26	0.23	13.0%

	$0.22	$0.23	(4.3)%

(1)	N.M. - not meaningful

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $98.7 million compared to $65.1 million during the Prior Period. The increase is a result of capital expenditures made in 2010 and early 2011 and the acquisition of the Springridge gathering system in the Haynesville Shale.

General and Administrative Expense. During the Current Period, general and administrative expenses were $27.5 million compared to $21.2 million during the Prior Period. This increase is primarily attributable to additional expenses resulting from the acquisition of the Springridge gathering system in the Haynesville Shale.

Interest Expense. Interest expense is related to borrowings under our senior notes and revolving credit facility and commitment fees on the unused portion of our credit facility. Interest expense was $9.5 million in the Current Period and $5.9 million in the Prior Period. The increase is related to interest expense on the senior notes issued in April 2011. These amounts were net of $7.3 million and $1.9 million of capitalized interest during the Current Period and the Prior Period, respectively.

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

Liquidity and Capital Resources

Our ability to finance operations and fund capital expenditures will largely depend on our ability to generate sufficient cash flow to cover these expenses as well as the availability of borrowings under our revolving credit facility and our access to the capital markets. Our ability to generate cash flow is subject to a number of factors, some of which are beyond our control. See Risk Factors in Item 1A of our annual report on Form 10-K for the year ended December 31, 2010.

Working Capital. Working capital, defined as the amount by which current assets exceed current liabilities, is an indication of liquidity and the potential need for short-term funding. As of September 30, 2011, we had a working capital deficit of $63.2 million and as of December 31, 2010, we had positive working capital of $33.5 million. The decrease was primarily attributable to a decrease in the accounts receivable balance, which was due to the accrual of revenue associated with the minimum volume commitment in December 2010.

Cash Flows. Net cash provided by (used in) operating activities, investing activities and financing activities of the Partnership for the nine months ended September 30, 2011 and September 30, 2010, were as follows:

	Nine Months Ended September 30,
	2011	2010
	($ in thousands)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$298,494	$267,120
Investing activities	$(325,081)	$(152,047)
Financing activities	$8,794	$194,054

Operating Activities. Net cash provided by operating activities was $298.5 million for the Current Period compared to $267.1 million during the Prior Period. This amount was attributable to both cash flow from operations and changes in working capital. Cash flow from operations has increased as additional volumes have been brought onto our systems through both capital expenditures and acquisitions.

Investing Activities. Net cash used in investing activities for the Current Period and the Prior Period were primarily attributable to capital spending related to the expansion of gathering systems.

Financing Activities. Net cash provided by financing activities was $8.8 million for the Current Period compared to $194.1 million for the Prior Period. This change was primarily attributable to the proceeds from the issuance of senior notes in April 2011.

Sources of Liquidity

At September 30, 2011, our potential sources of liquidity included:

•	cash on hand;

•	cash generated from operations;

•	borrowing availability under our revolving credit facility.

We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to fund our quarterly cash distributions to unitholders.

Credit Facility

On June 10, 2011, we amended our senior secured revolving credit facility and extended its maturity to June 2016. As amended, the credit facility provides up to $800 million of borrowing capacity and includes a sub-limit of $50 million for same-day swing line advances and a sub-limit of $50 million for letters of credit. In addition, the credit facility contains an accordion feature that allows us to increase the available borrowing capacity under the facility up to $1 billion, subject to the satisfaction of certain closing conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the credit facility. Borrowings under the credit facility are secured by all of our and our subsidiaries’ assets. Prior to our reaching investment grade status, amounts borrowed under the credit facility agreement will bear interest under a leverage-based pricing grid at our option at either: (i) the greater of (a) the reference rate of Wells Fargo Bank, NA, (b) the federal funds effective rate plus 0.50 percent or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (LIBOR), plus 1.00 percent, each of which is subject to a margin that varies from 0.75 percent to 1.50 percent per annum through December 31,

2011 and 0.625 percent to 1.50 percent per annum after December 31, 2011, according to the Partnership’s leverage ratio (as defined), or (ii) the Eurodollar rate plus a margin that varies from 1.75 percent to 2.50 percent per annum through December 31, 2011 and 1.625 percent to 2.50 percent per annum after December 31, 2011, according to the Partnership’s leverage ratio. If we reach investment grade status, we will have the option to release the security under the credit facility and amounts borrowed will bear interest under a specified ratings-based pricing grid. The unused portion of the credit facility is subject to commitment fees of (a) 0.30 percent to 0.40 percent per annum through December 31, 2011 and 0.25 percent to 0.40 percent per annum after December 31, 2011 while we are subject to the leverage-based pricing grid, according to the Partnership’s leverage ratio and (b) 0.20 percent to 0.35 percent per annum while we are is subject to the ratings-based pricing grid, according to our senior unsecured long-term debt ratings. There were $67.3 million and $249.1 million of outstanding borrowings under the credit facility at September 30, 2011 and December 31, 2010, respectively. The available balance at September 30, 2011 was $732.7 million.

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

The credit facility agreement contains certain negative covenants that (i) limit our ability, as well as the ability of certain of our subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require us to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The credit facility agreement also provides for the discontinuance of the requirement for us to maintain the EBITDA to interest expense ratio if we reach investment grade status. We were in compliance with all covenants under the agreement at September 30, 2011.

Senior Notes

On April 19, 2011, we and CHKM Finance Corp., a wholly owned subsidiary of Chesapeake MLP Operating, L.L.C., completed a private placement of $350.0 million in aggregate principal amount of 5.875 percent senior notes due 2021 (the “Notes”). We used a portion of the net proceeds to repay borrowings outstanding under our revolving credit facility and used the balance for general partnership purposes. Debt issuance costs of $7.8 million are being amortized over the life of the Notes.

The Notes will mature on April 15, 2021 and interest is payable on the Notes on April 15 and October 15 of each year, beginning on October 15, 2011. We have the option to redeem all or a portion of the Notes at any time on or after April 15, 2015, at the redemption price specified in the indenture, plus accrued and unpaid interest. We may also redeem the Notes, in whole or in part, at a “make-whole” redemption price specified in the indenture, plus accrued and unpaid interest, at any time prior to April 15, 2015. In addition, we may redeem up to 35 percent of the Notes prior to April 15, 2014 under certain circumstances with the net cash proceeds from certain equity offerings. The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: (1) sell assets, including equity interests in our subsidiaries; (2) pay distributions on, redeem or purchase our units, or redeem or purchase our subordinated debt; (3) make investments; (4) incur or guarantee additional indebtedness or issue preferred units; (5) create or incur certain liens; (6) enter into agreements that restrict distributions or other payments from certain subsidiaries to us; (7) consolidate, merge or transfer all or substantially all of our or certain of our subsidiaries’ assets; (8) engage in transactions with affiliates; and (9) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Notes achieve an investment grade rating from either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default, as defined in the Indenture, has occurred or is continuing, many of these covenants will terminate.

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

For the Current Period, growth capital expenditures totaled $271.1 million and maintenance capital expenditures totaled $55.5 million. Our future capital expenditures may vary significantly from budgeted amounts and from period to period based on the investment opportunities that become available to us.

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

Distributions

On January 31, 2011, the Board of Directors of our general partner declared a cash distribution to our unitholders of $0.3375 per unit for the quarter ended December 31, 2010, or $1.35 per common unit on an annualized basis, together with the corresponding distribution to the general partner. The cash distribution was paid on February 14, 2011, to unitholders of record at the close of business on February 10, 2011, and to the general partner.

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

On July 26, 2011, the Board of Directors of our general partner declared a cash distribution to our unitholders of $0.3625 per unit for the quarter ended September 30, 2011, or $1.45 per common unit on an annualized basis, together with the corresponding distribution to the general partner. The cash distribution was paid on August 12, 2011, to unitholders of record at the close of business on August 5, 2011, and to the general partner.

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

Other factors that could cause our actual results to differ from our projected results are described elsewhere in this report and in (i) our annual report on Form 10-K for the year ended December 31, 2010, (ii) our reports and registration statements filed from time to time with the SEC and (iii) other announcements we make from time to time.

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

ITEM 4. Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective as of September 30, 2011, at the reasonable assurance level.

There was no change in our internal control over financial reporting that occurred during the Current Quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2010.

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

CHESAPEAKE MIDSTREAM PARTNERS, L.P.
	By:	Chesapeake Midstream GP L.L.C., its general partner

Date: November 10, 2011	By:	/s/ J. MIKE STICE
J. Mike Stice Chief Executive Officer

Date: November 10, 2011	By:	/s/ DAVID C. SHIELS
David C. Shiels Chief Financial Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	S-1	333-164905	3.1	02/16/2010

3.2	First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated August 3, 2010.	8-K	001-34831	3.1	08/05/2010

3.3	Second Amended and Restated Limited Liability Company Agreement of Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	3.2	08/05/2010

31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

101.INS	XBRL Instance Document.						X

101.SCH	XBRL Taxonomy Extension Schema Document.						X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.						X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.						X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.						X