Form 10-Q
period 2012-03-31
CHESAPEAKE MIDSTREAM PARTNERS LP
filed 2012-05-10
CIK 1483096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 4, 2012, the registrant had 78,900,747 common units outstanding.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25	$22
Accounts receivable, including $83,085 and $61,030 from related parties at March 31, 2012 and December 31, 2011, respectively	108,650	81,297
Other current assets	8,562	6,869

Total current assets	117,237	88,188

Property, plant and equipment:
Gathering systems	3,023,296	2,954,868
Other fixed assets	59,437	53,611
Less: Accumulated depreciation	(515,686)	(480,555)

Total property, plant and equipment, net	2,567,047	2,527,924

Investment in unconsolidated affiliates	943,109	886,558
Intangible customer relationships, net	155,796	158,621
Deferred loan costs, net	34,297	21,947

Total assets	$3,817,486	$3,683,238

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$8,724	$19,443
Accrued liabilities, including $69,926 and $62,823 from related parties at March 31, 2012 and December 31, 2011, respectively	148,690	123,651

Total current liabilities	157,414	143,094

Long-term liabilities:
Long-term debt	1,188,000	1,062,900
Other liabilities	4,778	4,099

Total long-term liabilities	1,192,778	1,066,999

Commitments and contingencies (Note 8)
Partners’ Capital:
Common units (78,900,541 and 78,876,643 issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	1,558,652	1,561,504
Subordinated units (69,076,122 issued and outstanding at March 31, 2012 and December 31, 2011)	866,019	869,241
General partner interest	42,623	42,400

Total partners’ capital	2,467,294	2,473,145

Total liabilities and partners’ capital	$3,817,486	$3,683,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	($ in thousands, except per unit data)
Revenues, including revenues from affiliates (Note 6)	$154,674	$123,529

Operating expenses:
Operating expenses, including expenses from affiliates (Note 7)	48,682	42,561
Depreciation and amortization expense	38,438	30,938
General and administrative expense, including expenses from affiliates (Note 7)	11,478	8,946
Other operating income	(45)	(60)

Total operating expenses	98,553	82,385

Operating income	56,121	41,144

Other income (expense):
Income from unconsolidated affiliates	12,987	—
Interest expense (Note 4)	(15,958)	(1,440)
Other income	55	42

Income before income tax expense	53,205	39,746
Income tax expense	839	970

Net income	$52,366	$38,776

Limited partner interest in net income
Net income	$52,366	$38,776
Less general partner interest in net income	(1,429)	(776)

Limited partner interest in net income	$50,937	$38,000

Net income per common unit – basic and diluted	$0.34	$0.27
Net income per subordinated unit – basic and diluted	$0.34	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Cash flows from operating activities:
Net income	$52,366	$38,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,438	30,938
Income from unconsolidated affiliates	(12,987)	—
Other non-cash items	1,932	1,004
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(33,058)	50,277
(Increase) decrease in other assets	(1,694)	1,001
Increase (decrease) in accounts payable	(7,832)	13,924
Increase in accrued liabilities	30,050	1,349

Net cash provided by operating activities	67,215	137,269

Cash flows from investing activities:
Additions to property, plant and equipment	(80,593)	(106,521)
Investments in unconsolidated affiliates	(45,276)	—
Proceeds from sale of assets	421	211

Net cash used in investing activities	(125,448)	(106,310)

Cash flows from financing activities:

Proceeds from long-term debt borrowings	245,600	134,200
Payments on long-term debt borrowings	(870,500)	(134,100)
Proceeds from issuance of senior notes	750,000	—
Debt issuance costs	(13,653)	—
Distributions to unit holders	(58,932)	(47,581)
Initial public offering costs	—	(1,280)
Other adjustments	5,721	4

Net cash provided by (used in) financing activities	58,236	(48,757)

Net increase (decrease) in cash and cash equivalents	3	(17,798)
Cash and cash equivalents, beginning of period	22	17,816

Cash and cash equivalents, end of period	$25	$18

Supplemental disclosure of non-cash investing activities:
Changes in accounts payable and other liabilities related to purchases of property, plant and equipment	$(3,565)	$3,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Limited Partners		General Partner	Total
	Common	Subordinated
	($ in thousands)
Balance at December 31, 2011	$1,561,504	$869,241	$42,400	$2,473,145
Net income	27,219	23,718	1,429	52,366
Distribution to unitholders	(30,771)	(26,940)	(1,221)	(58,932)
Non-cash equity based compensation	700	—	—	700
Other Adjustments	—	—	15	15

Balance at March 31, 2012	$1,558,652	$866,019	$42,623	$2,467,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Basis of Presentation

Organization

Chesapeake Midstream Partners, L.P. (the “Partnership”), a Delaware limited partnership formed in January 2010, is principally focused on natural gas gathering, the first segment of midstream energy infrastructure that connects natural gas produced at the wellhead to third-party takeaway pipelines. The Partnership’s assets are located in Texas, Louisiana, Oklahoma, Kansas, Arkansas, West Virginia and Pennsylvania. The Partnership provides gathering, treating and compression services to Chesapeake Energy Corporation (“Chesapeake”), Total Gas and Power North America, Inc. (“Total”), Statoil ASA (“Statoil”), Anadarko Petroleum Corporation (“Anadarko”), Mitsui & Co., Ltd. (“Mitsui”) and other producers under long-term, fixed-fee contracts.

Acquisition

On December 29, 2011, the Partnership acquired from Chesapeake Midstream Development, L.P. (“CMD”) all of the issued and outstanding common units of Appalachia Midstream Services, L.L.C. (“Appalachia Midstream”) for total consideration of $879.3 million, consisting of 9,791,605 common units and $600.0 million in cash that was financed with a draw on the Partnership’s revolving credit facility. Through the acquisition of Appalachia Midstream, the Partnership operates 100 percent of and owns an interest in 10 gas gathering systems in the Marcellus Shale. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon Energy Ltd. (“Epsilon”) and Mitsui. The 100 percent fixed-fee gathering agreements include significant acreage dedications and annual fee redeterminations. In addition, CMD committed to pay the Partnership quarterly any shortfall between the actual EBITDA from these assets and specified quarterly targets, with the quarterly targets adding to a total of $100 million in 2012 and $150 million in 2013. Actual EBITDA exceeded the commitment in the 2012 first quarter and no payment was owed by CMD.

Holdings of Partnership Capital

At March 31, 2012, the Partnership had outstanding 78,900,541 common units, 69,076,122 subordinated units, a two percent general partner interest and incentive distribution rights (“IDRs”). IDRs entitle the holder to specified increasing percentages of cash distributions as the Partnership’s per-unit cash distributions increase above specified levels. Common units held by the public represented 30.6 percent of all outstanding limited partner interests, and Chesapeake and GIP held 46.1 percent and 23.3 percent, respectively, of all outstanding limited partner interests. The limited partners, collectively, hold a 98.0 percent limited partner interest in the Partnership and the general partner, which is indirectly owned and controlled by Chesapeake and GIP, holds a two percent general partner interest in the Partnership.

Basis of Presentation

The accompanying financial statements and related notes present the unaudited condensed consolidated balance sheets of the Partnership as of March 31, 2012 and December 31, 2011. They also include the unaudited condensed consolidated statements of operations and the unaudited condensed consolidated statements of cash flows for the Partnership for the three-month periods ended March 31, 2012 and 2011, and unaudited changes in partners’ capital of the Partnership for the three month period ended March 31, 2012.

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

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The results of operations for the three-month period ended March 31, 2012, are not indicative of results that may be expected for the full fiscal year.

2.	Partnership Capital and Distributions

The partnership agreement requires that, within 45 days subsequent to the end of each quarter, the Partnership distribute its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the three months ended March 31, 2012, the Partnership paid cash distributions to its unitholders of approximately $58.9 million, representing a $0.39 per-unit distribution for the quarter ended December 31, 2011. See also Note 10 — Subsequent Events concerning distributions declared on April 27, 2012.

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

The general partner holds IDRs that entitle it to receive increasing percentages, up to a maximum of 50 percent, of Partnership cash distributions if any of the Partnership’s quarterly distributions exceed a specified threshold. The maximum distribution sharing percentage of 50 percent includes distributions paid to the general partner on its two percent general partner interest and assumes that the general partner maintains its general partner interest at two percent. The maximum distribution of 50 percent does not include any distributions that the general partner may receive on the limited partner units that it may acquire.

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

3.	Net Income per Limited Partner Unit

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

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basic and diluted net income per limited partner unit are calculated by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding during the period. The common units issued during the period are included on a weighted average basis for the days in which they were outstanding.

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units (in thousands, except per-unit information):

	Three Months Ended March 31,
	2012	2011
Net income attributable to Chesapeake Midstream Partners, L.P.	$52,366	$38,776
Less general partner interest in net income	(1,429)	(776)

Limited partner interest in net income	$50,937	$38,000

Net income allocable to common units	$27,219	$19,020
Net income allocable to subordinated units	23,718	18,980

Limited partner interest in net income	$50,937	$38,000

Net income per limited partner unit – basic and diluted
Common units	$0.34	$0.27
Subordinated units	0.34	0.27

Total	$0.34	$0.27

Weighted average limited partner units outstanding used for basic and diluted net income per unit calculation
Common units	79,276,432	69,219,183
Subordinated units	69,076,122	69,076,122

Total	148,352,554	138,295,305

4.	Long-Term Debt

Revolving Credit Facility

On December 20, 2011, the Partnership amended its revolving credit facility to increase total borrowing capacity. The revolving credit facility, as amended to date, provides the Partnership up to $1 billion of borrowing capacity and includes a sub-limit up to $50 million for same-day swing line advances and a sub-limit up to $50 million for letters of credit. In addition, the revolving credit facility contains an accordion feature that allows the Partnership to increase the available borrowing capacity under the facility up to $1.25 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the facility. The revolving credit facility matures in June 2016. As of March 31, 2012 and December 31, 2011, respectively, the Partnership had approximately $88.0 and $712.9 million of borrowings outstanding under its revolving credit facility.

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

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The revolving credit facility agreement contains certain negative covenants that (i) limit the Partnership’s ability, as well as the ability of certain of its subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require the Partnership to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for the Partnership to maintain the EBITDA-to-interest-expense ratio if the Partnership reaches investment grade status. The revolving credit facility agreement also requires the Partnership to maintain a consolidated leverage ratio of 5.0 to 1.0 (or 5.5 to 1.0 during an approximate two-quarter period following the completion of certain acquisitions). The Partnership was in compliance with all covenants under the agreement at March 31, 2012.

Senior Notes

On January 11, 2012, the Partnership and CHKM Finance Corp., a wholly owned subsidiary of Chesapeake MLP Operating, L.L.C., completed a private placement of $750.0 million in aggregate principal amount of 6.125 percent senior notes due 2022 (the “2022 Notes”). The Partnership used a portion of the net proceeds to repay all borrowings outstanding under its revolving credit facility and used the balance for general partnership purposes. Debt issuance costs of $14.1 million are being amortized over the life of the 2022 Notes.

On April 19, 2011, the Partnership and CHKM Finance Corp completed a private placement of $350.0 million in aggregate principal amount of 5.875 percent senior notes due 2021 ( the “2021 Notes”). The Partnership used a portion of the net proceeds to repay borrowings outstanding under its revolving credit facility and used the balance for general partnership purposes. Debt issuance costs of $7.8 million are being amortized over the life of the 2021 Notes.

The 2022 Notes will mature on July 15, 2022 and interest is payable on January 15 and July 15 of each year. The 2021 Notes will mature on April 15, 2021 and interest is payable on April 15 and October 15 of each year. The Partnership has the option to redeem all or a portion of the notes at any time on or after January 15, 2017, in the case of the 2022 Notes and April 15, 2015, in the case of the 2021 Notes at the redemption prices specified in the applicable indenture, plus accrued and unpaid interest. The Partnership may also redeem the 2021 Notes, in whole or in part, at a “make-whole” redemption price specified in the indenture, plus accrued and unpaid interest, at any time prior to April 15, 2015. In addition, the Partnership may redeem up to 35 percent of the 2022 Notes and the 2021 Notes prior to January 15, 2015 and April 15, 2014, respectively, under certain circumstances with the net cash proceeds from certain equity offerings.

The 2022 Notes and the 2021 Notes indentures contain covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to: (1) sell assets including equity interests in its subsidiaries; (2) pay distributions on, redeem or purchase the Partnership’s units, or

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

redeem or purchase the Partnership’s subordinated debt; (3) make investments; (4) incur or guarantee additional indebtedness or issue preferred units; (5) create or incur certain liens; (6) enter into agreements that restrict distributions or other payments from certain subsidiaries to the Partnership; (7) consolidate, merge or transfer all or substantially all of the Partnership’s or certain of the Partnership’s subsidiaries’ assets; (8) engage in transactions with affiliates; and (9) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the 2022 Notes or the 2021 Notes achieve an investment grade rating from either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default, as defined in the indentures, has occurred or is continuing, many of these covenants will terminate.

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

Capitalized Interest

For the three-month periods ended March 31, 2012 and March 31, 2011, interest expense was net of capitalized interest of $2.2 million and $2.0 million, respectively.

5.	Equity-Based Compensation

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

The fair value of the awards issued is determined based on the fair market value of the shares or units on the date of grant. For grants of Partnership units, expense is based on current fair value at the vest date and recognized over the vesting period. However, expense for Chesapeake stock grants is allocated based on the lesser of the value at grant date or vest date. This value is amortized over the vesting period. The vesting period for both types of awards is generally four or five years from the date of grant. To the extent compensation cost relates to employee activities directly involved in gathering or treating operations, such amounts are charged to the Partnership and are reflected as operating expenses. Included in operating expenses is equity-based compensation of $1.0 million and $1.1 million for the Partnership during the three-month periods ended March 31, 2012 and March 31, 2011, respectively. To the extent compensation cost relates to employees indirectly involved in gathering or treating operations, such amounts are charged to the Partnership through an overhead allocation and are reflected as general and administrative expenses.

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

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes LTIP award activity for the three months ended March 31, 2012:

	Units	Value per Unit
Restricted units outstanding at beginning of period	273,258	$28.50
Granted	145,476	29.21
Vested	(23,898)	28.52
Forfeited	(17,094)	28.55

Restricted units outstanding at end of period	377,742	$28.77

6.	Major Customers and Concentration of Credit Risk

Chesapeake Energy Marketing, Inc. (“CEMI”), a wholly owned subsidiary of Chesapeake, accounted for $125.5 million and $103.3 million of the Partnership’s revenues for the three-month periods ended March 31, 2012 and March 31, 2011, respectively. Total accounted for $22.8 million and $16.4 million of the Partnership’s revenues for the three-month periods ended March 31, 2012 and March 31, 2011, respectively.

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. On March 31, 2012 and December 31, 2011, cash and cash equivalents were invested in a non-interest bearing account and money market funds with investment grade ratings.

7.	Transactions with Affiliates

In the normal course of business, natural gas gathering and treating services are provided to Chesapeake and its affiliates. Revenues are derived primarily from Chesapeake, which includes volumes attributable to third-party interest owners that participate in Chesapeake’s operated wells.

Chesapeake and its affiliates provide certain services including legal, accounting, treasury, human resources, information technology and administration. The employees supporting these operations are employees of CEMI or Chesapeake. The condensed consolidated financial statements for the Partnership include costs allocated from Chesapeake and CEMI for centralized general and administrative services, as well as depreciation of assets utilized by Chesapeake’s centralized general and administrative functions. The Partnership is charged a general and administrative fee from Chesapeake based on the terms of the joint venture agreement. The established terms indicate corporate overhead costs are charged to the Partnership based on actual cost of the services provided, subject to a cap based on volumes of natural gas gathered. The cap is calculated as the lesser of $0.03065/Mcf gathered or actual corporate overhead costs, excluding those overhead costs that are billed directly to the Partnership. General and administrative charges for the partnership were $5.9 million and $5.7 million for the three-month periods ended March 31, 2012 and March 31, 2011, respectively.

Chesapeake and its affiliates also provide compression services to the Partnership. The Partnership is charged for compressor rentals based on long-term compressor rental agreements with MidCon Compression, LLC, a wholly owned indirect subsidiary of Chesapeake. For the three-month periods ended March 31, 2012 and March 31, 2011, compressor rental charges from affiliates were $15.7 million and $14.2 million, respectively. These charges are included in operating expenses in the accompanying condensed consolidated statements of operations.

See also Note 6 — Major Customers and Concentration of Credit Risk, concerning revenues attributable to CEMI, an affiliate of the Partnership.

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

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of employment-related matters. Management believes that these routine legal proceedings will not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows. Once information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to the estimate of the likely exposure. There was not an accrual for legal contingencies as of March 31, 2012 or December 31, 2011.

9.	Fair Value Measures

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

	March 31, 2012		December 31, 2011
	Carrying amount	Fair value (Level 2)	Carrying amount	Fair value (Level 2)
	($ in thousands)
Financial liabilities:
Revolving credit facility	$88,000	$88,000	$712,900	$712,900
2021 Notes	350,000	349,783	350,000	350,221
2022 Notes	750,000	756,563	—	—

CHESAPEAKE MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amount of cash and cash equivalents (Level 1), accounts receivable and accounts payable reported on the balance sheet approximates fair value due to their short-term maturities.

10.	Subsequent Events

Distribution

On April 27, 2012, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.405 per unit together with the corresponding distribution to the general partner. The cash distribution will be paid on May 15, 2012, to unitholders of record at the close of business on May 8, 2012, and to the general partner.

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

Overview

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the three months ended March 31, 2012 (the “Current Quarter”) and March 31, 2011 (the “Prior Quarter”):

	Three Months Ended March 31,
	2012	2011
	(In thousands, except operational data)
Revenues(1)	$154,674	$123,529

Operating expenses	48,682	42,561
Depreciation and amortization expense	38,438	30,938
General and administrative expense	11,478	8,946
Other operating income	(45)	(60)

Total operating expenses	98,553	82,385

Operating income	56,121	41,144
Income from unconsolidated affiliates	12,987	—
Interest expense	(15,958)	(1,440)
Other income	55	42

Income before income tax expense	53,205	39,746
Income tax expense	839	970

Net income	$52,366	$38,776

Key Performance Metrics:
Adjusted EBITDA(2)	$118,429	$72,064
Distributable cash flow(2)	$84,435	$51,974
Operational Data(3) :
Wells connected during period	197	155
Wells connected at end of period	5,443	4,510
Throughput, Bcf per day	2.802	2.008
Miles of pipe at end of period	3,953	3,386
Gas compression (horsepower) at end of period	324,951	248,314

(1)

If either Chesapeake or Total does not meet its minimum volume commitment to the Partnership in the Barnett Shale region or Chesapeake does not meet its minimum volume commitment in the Haynesville Shale region under the relevant gas gathering agreement for specified annual periods, Chesapeake or Total is obligated to pay the Partnership a fee equal to the applicable fee for each thousand cubic feet (“Mcf”) by which the applicable party’s minimum volume commitment for the year exceeds the actual volumes gathered on the Partnership’s systems. Should payments be due under the minimum volume commitment with respect to any year, we recognize the associated revenue in the fourth quarter of that year.

(2)

Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented in accordance with GAAP below under the caption How We Evaluate Our Operations within this Part I, Item 2.

(3)	Operational data includes the gross results for the Marcellus Shale region except for throughput which represents the net throughput allocated to the Partnership’s interest.

We are a growth-oriented publicly traded Delaware limited partnership formed by Chesapeake and GIP to own, operate, develop and acquire natural gas, natural gas liquids and oil gathering systems and other midstream energy assets. We are principally focused on natural gas gathering, the first segment of midstream energy infrastructure that connects natural gas produced at the wellhead to third-party takeaway pipelines. We currently operate in Texas, Louisiana, Oklahoma, Kansas and Arkansas, West Virginia and Pennsylvania. We provide gathering, treating and compression services to Chesapeake, Total, Statoil ASA (“Statoil”), Anadarko Petroleum Corporation (“Anadarko”) and Mitsui & Co., Ltd. (“Mitsui”) and other producers under long-term, fixed-fee contracts.

Our gathering systems operate in our Barnett Shale region in north-central Texas, our Haynesville Shale region in northwest Louisiana, our Marcellus Shale region in Pennsylvania and West Virginia, and our Mid-Continent region which includes the Anadarko, Arkoma, Delaware and Permian Basins. We service approximately 2,285 wells in the core of the Barnett Shale region. Our Springridge gathering system services approximately 222 wells in one of the core areas of the Haynesville Shale. In the Marcellus Shale region, we own an equity interest in 10 gas gathering systems. In our Mid-Continent region, we have an enhanced focus on the unconventional resources located in the Colony Granite Wash and Texas Panhandle Granite Wash plays of the Anadarko Basin. For the Current Quarter our assets gathered approximately 2.802 billion cubic feet (“Bcf”) of natural gas per day, on a net basis. In total, we operate systems consisting of approximately 3,953 miles of gathering pipelines, servicing approximately 5,443 natural gas wells.

We generated approximately 67 percent of our revenues from our gathering systems in our Barnett Shale region, approximately 12 percent of our revenues from our gathering systems in our Haynesville Shale region and approximately 21 percent of our revenues from our gathering systems in our Mid-Continent region for the Current Quarter. Revenue from the Marcellus Shale region is accounted for as part of our equity investment in these assets.

Acquisition

Marcellus Acquisition. On December 29, 2011, we acquired from CMD all of the issued and outstanding common units of Appalachia Midstream Services, L.L.C. (“Appalachia Midstream”) for total consideration of $879.3 million, consisting of 9,791,605 common units and $600.0 million in cash that was financed with a draw on our revolving credit facility. Through the acquisition of Appalachia Midstream, we operate 100 percent of and own an interest in 10 gas gathering systems in the Marcellus Shale. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon Energy Ltd. (“Epsilon”) and Mitsui. The gathering agreements include significant acreage dedications and annual fee redeterminations. In addition, CMD committed to pay us quarterly any shortfall between the actual EBITDA from these assets and specified quarterly targets, with the quarterly targets adding to a total of $100 million in 2012 and $150 million in 2013. Actual EBITDA exceeded the commitment in the 2012 first quarter and no payment was owed by CMD.

Our Gas Gathering Agreements

We generate substantially all of our revenues through long-term, fixed-fee natural gas gathering, treating and compression contracts that limit our direct commodity price exposure. We are party to (i) a 20-year gas gathering agreement with respect to the Barnett Shale and the Mid-Continent region with certain subsidiaries of Chesapeake that was entered into in connection with the creation of our predecessor in September 2009, (ii) a 20-year gas gathering agreement with respect to the Barnett Shale with Total that was entered into in connection with an upstream joint venture transaction between Chesapeake and Total E&P in January 2010, (iii) a 10-year gas gathering agreement with certain subsidiaries of Chesapeake that was entered into concurrent with the closing of our acquisition of the Springridge gas gathering system in the Haynesville Shale in December 2010 and (iv) through Appalachia Midstream, 15-year gas gathering agreements with certain subsidiaries of Chesapeake, Statoil, Anadarko, Epsilon, Mitsui and Chief Oil & Gas (“Chief”) that we acquired in connection with our acquisition of Appalachia Midstream in December 2011.

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

•

Fee Redetermination. We and each of Chesapeake and Total, as applicable, have the right to request a redetermination of the Barnett Shale fee during a six-month period beginning September 30, 2011 and a two-year period beginning on September 30, 2014. We have not redetermined rates as of March 31, 2012. Volume and revenue performance continues to be very strong in the region driven by significant well connect activity in the second half of 2011. We continue to maintain the right to redetermine fees as part of the first contractual redetermination period. The fee redetermination mechanism is intended to support a return on our invested capital. If a fee redetermination is requested, we determine an adjustment (upward or downward) to our Barnett Shale fee with Chesapeake and Total based on the factors specified in our gas gathering agreements, including, but not limited to: (i) differences between our actual capital expenditures, compression expenses and revenues as of the redetermination date and the scheduled estimates of these amounts for the minimum volume commitment period made as of September 30, 2009 and (ii) differences between the revised estimates of our capital expenditures, compression expenses and revenues for the remainder of the minimum volume commitment period forecast as of the redetermination date and scheduled estimates thereof for the minimum volume commitment period made as of September 30, 2009. The cumulative upward or downward adjustment for the Barnett Shale region is capped at 27.5 percent of the initial weighted average Barnett Shale fee (as escalated) as specified in the gas gathering agreement. If we and Chesapeake or Total, as applicable, do not agree upon a redetermination of the Barnett Shale fee within 30 days of receipt of the request for the redetermination, an industry expert is selected to determine adjustments to the Barnett Shale fee.

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

Haynesville Shale Region. Under our gas gathering agreement with Chesapeake, we have agreed to provide the following services in our Haynesville Shale region to Chesapeake for the fees and obligations outlined below:

•

Gathering, Treating and Compression Services. We gather, treat and compress natural gas in exchange for fees per Mcf for natural gas gathered and per Mcf for natural gas compressed, which we refer to as the Haynesville fees. The Haynesville fees for these systems are subject to an annual specified rate escalation at the beginning of each year.

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

•

Acreage Dedication. Pursuant to our gas gathering agreement, subject to certain exceptions, Chesapeake has agreed to dedicate all of the natural gas owned or controlled by it and produced from or attributable to existing and future wells located on oil, natural gas and mineral leases within the Haynesville acreage dedication.

•

Fee Redetermination. The Haynesville fees are subject to a redetermination mechanism. The first redetermination period will extend from December 1, 2010 through December 31, 2012, and subsequent redetermination periods will be the calendar years 2013 through 2020. We will determine an adjustment to fees for the gathering systems in the region with Chesapeake based on the factors specified in the gas gathering agreement, including, but not limited to, differences between our actual capital expenditures, compression expenses and revenues as of the redetermination date and the scheduled estimates of these amounts for the period ending December 31, 2020, referred to as the redetermination period, made as of November 30, 2010. The annual upward or downward fee adjustment for the Haynesville region is capped at 15 percent of the then current fees at the time of redetermination.

•

Well Connection Requirement. We have certain connection obligations for new operated drilling pads and operated wells of Chesapeake in the acreage dedications. Chesapeake is required to provide us notice of new drilling pads and wells operated by Chesapeake in the acreage dedications. Subject to certain conditions specified in the gas gathering agreement, we are generally required to connect new operated drilling pads in the acreage dedication by the later of 30 days after the date the wells commence production or six months after the date of the connection notice. During the minimum volume period, if we fail to complete a connection in the Haynesville acreage dedication by the required date, Chesapeake, as its sole remedy for such delayed connection, is entitled to a delay in the minimum volume obligations for gas volumes that would have been produced from the delayed connection. After the minimum volume period, we are subject to a daily penalty for such delayed connections, up to a specified cap per delayed connection. Chesapeake also is required to notify us of its wells drilled in the acreage dedications that are operated by other parties and we have the option, but not the obligation, to connect non-operated wells to our gathering systems. If we decline to make a connection to a non-operated well, Chesapeake has certain rights to have the well released from the dedication under the gas gathering agreement.

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

•

Fuel and Lost and Unaccounted For Gas. Under our gas gathering agreements with Chesapeake, Statoil, Anadarko, Epsilon and Mitsui, we have agreed on caps on fuel and lost and unaccounted for gas on the systems. If we exceed a permitted cap in any covered period, we must provide a cost estimate for a remedy that is reasonably expected to prevent exceeding the permitted cap in the future. At the election of the shippers we may pay such costs (which costs would then be included in the gathering fee redetermination) or the shippers may pay the costs. If we exceed a permitted cap and do not provide a proposal to the shippers to prevent exceeding the cap in the future within the required time period, we may incur our proportionate share (based on our ownership interest in the applicable system) of significant fees in connection with the natural gas used as fuel or lost and unaccounted for in excess of such cap based on then current natural gas prices. Accordingly, this may subject us to direct commodity price risk.

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

Services Arrangements. Under our services agreement with Chesapeake, Chesapeake has agreed to provide us with certain general and administrative services and any additional services we may request. We reimburse Chesapeake for such general and administrative services in any given month subject to a cap equal to the lesser of $0.03065 per Mcf of natural gas that we gather, treat or compress or actual corporate overhead costs, excluding those overhead costs that are billed directly to us. The $0.03065 per Mcf cap is subject to an annual upward adjustment on October 1 of each year equal to 50 percent of any increase in the Consumer Price Index, and, subject to receipt of requisite approvals, such cap may be further adjusted to reflect changes in general and administrative services provided by Chesapeake relating to new laws or accounting rules that are implemented. The cap contained in the services agreement does not apply to our direct general and administrative expenses.

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

Revenues

Our revenues are driven primarily by our customers’ minimum volume commitments and the actual volumes of natural gas we gather, treat and compress. Our volumes are supported by the minimum volume commitments contained in our gas gathering agreements with Chesapeake and Total in the case of our Barnett Shale region and Chesapeake in the case of our Haynesville Shale region. We contract with producers to gather natural gas from individual wells located near our gathering systems. We connect wells to gathering pipelines through which natural gas is compressed and may be delivered to a treating facility, processing plant or an intrastate or interstate pipeline for delivery to market. We treat natural gas that we gather to the extent necessary to meet required specifications of third-party takeaway pipelines. For the three months ended March 31, 2012 and 2011, Chesapeake accounted for approximately 81.2 and 84.3 percent, respectively, of the natural gas volumes on our gathering systems and 81.1 and 83.7 percent, respectively, of our revenues in our Barnett Shale, Haynesville Shale and Mid-Continent regions. In our Marcellus Shale region, Chesapeake accounted for approximately 54.1 percent of the natural gas volumes on our gathering systems. Revenue from the Marcellus Shale region is accounted for as part of our equity investment in those assets. Across all operating regions, we earned approximately 75 percent of our fees from Chesapeake and 25 percent from other producer customers.

Our revenues are impacted by other aspects of our contractual agreements, including rate redetermination, and our management constantly evaluates capital spending and its impact on future revenue generation.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before income tax expense, interest expense, depreciation and amortization expense and certain other items management believes affect the comparability of operating results.

Adjusted EBITDA is a non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to capital structure, historical cost basis, or financing methods;

•	our ability to incur and service debt and fund capital expenditures;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

We believe it is appropriate to exclude certain items from EBITDA because we believe these items affect the comparability of operating results. We believe that the presentation of Adjusted EBITDA in this report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income.

Distributable Cash Flow

Our Partnership agreement defines Distributable Cash Flow (“DCF”) as Adjusted EBITDA attributable to the Partnership adjusted for:

•	Addition of interest income;

•	Subtraction of net cash paid for interest expense;

•	Subtraction of maintenance capital expenditures; and

•	Subtraction of income taxes.

DCF is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flows at a level that can sustain or support an increase in our quarterly cash distributions. DCF is also a quantitative standard used by the investment community with respect to publicly traded partnerships because the value of a partnership unit is in part measured by its yield, which is based on the amount of cash distributions a partnership can pay to a unitholder. The GAAP measure most directly comparable to DCF is net cash provided by operating activities.

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

The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income:
Net income	$52,366	$38,776
Interest expense	15,958	1,440
Income tax expense	839	970
Depreciation and amortization expense	38,438	30,938
Other	(45)	(60)
Income from unconsolidated affiliates	(12,987)	—
EBITDA from unconsolidated affiliates(1)	23,860	—

Adjusted EBITDA	$118,429	$72,064

Maintenance capital expenditures	(18,500)	(18,500)
Cash portion of interest expense	(14,655)	(620)
Income tax expense	(839)	(970)

Distributable Cash Flow	$84,435	$51,974

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net cash provided by operating activities:
Cash Provided By Operating Activities	$67,215	$137,269
Changes in assets and liabilities	12,534	(66,551)
Interest expense	15,958	1,440
Income tax expense	839	970
Other non-cash items	(1,977)	(1,064)
EBITDA from unconsolidated affiliates(1)	23,860	—

Adjusted EBITDA	$118,429	$72,064

Maintenance capital expenditures	(18,500)	(18,500)
Cash portion of interest expense	(14,655)	(620)
Income tax expense	(839)	(970)

Distributable Cash Flow	$84,435	$51,974

	xxx.xx.x	xxx.xx.x
	Three Months Ended March 31,
(1) Marcellus’ Adjusted EBITDA is calculated as follows:	2012	2011
	($ in thousands)
Net Income	$12,987	—
Depreciation and amortization expense	10,901	—
Other	(28)	—

EBITDA from unconsolidated affiliates	$23,860	—

Results of Operations

Revenues. Our revenues are primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. For the Current Quarter, revenues were $154.7 million compared to $123.5 million during the Prior Quarter, primarily as a result of increased throughput in our Barnett Shale region. Barnett Shale throughput increased 33.5 percent due to additional throughput from wells connected in 2011. The increase in Barnett Shale revenue was slightly higher at 36.0 percent as a result of a two percent annual fee escalation that took effect on January 1, 2012. Haynesville Shale throughput was down 15.3 percent as a result of Chesapeake curtailing production in this region due to low natural gas prices. Revenue in the Haynesville Shale region was down 7.9 percent as a 2.5 percent annual fee escalation and some temporary third-party throughput at higher fees partially offset the volume decrease. Mid-Continent volume for the Current Quarter was flat; however, a 2.5 percent annual fee escalation and a 15 percent fee increase due to annual contractual fee redetermination helped Mid-Continent revenue increase more than 20 percent.

We have contractual minimum volume commitments from Chesapeake and Total in the Barnett Shale and from Chesapeake in the Haynesville Shale. The minimum volume commitments are measured annually and any associated revenue is recognized in the fourth quarter of each year. Throughput in these regions during the Current Quarter was above minimum volume commitment levels.

The following table reflects the Partnership’s revenues and throughput by region for the three months ended March 31, 2012 and 2011 (please note that Marcellus Shale throughput is excluded from the table below as the financial results of the Marcellus Shale are reported as an equity investment – see Income from Unconsolidated Affiliates in this Results of Operations section of Management’s Discussion and Analysis):

	Three Months Ended March 31,
	2012	2011	% Change(1)
	(In thousands, except percentages and throughput data)
Revenue:
Barnett Shale	$103,432	$76,027	36.0%
Haynesville Shale	19,257	20,916	(7.9)
Mid-Continent	31,985	26,586	20.3

	$154,674	$123,529	25.2%

Throughput (Bcf):
Barnett Shale	116.4	87.2	33.5%
Haynesville Shale	37.7	44.5	(15.3)
Mid-Continent	48.7	49.0	(0.6)

	202.8	180.7	12.2%

Operating Expenses. For the Current Quarter, operating expenses were $0.24 per Mcf compared to $0.24 per Mcf during the Prior Quarter. In the Barnett Shale region, throughput has increased and operating expenses have increased in order to generate the additional throughput. We have reduced operating expense in the Haynesville Shale in response to the reduction in throughput in this region; however, we have fixed costs in this area causing the expense per Mcf to increase temporarily. In the Mid-Continent region, operating expenses have increased as we prepare for increased activity in this liquids-rich region.

The following table reflects our operating expenses and operating expenses per Mcf of throughput by region for the three months ended March 31, 2012 and March 31, 2011 (please note that Marcellus Shale expenses are excluded from the table below as the financial results of the Marcellus Shale are reported as an equity investment. See Income from Unconsolidated Affiliates in this Results of Operations section of Management’s Discussion and Analysis):

	Three Months Ended March 31,
	2012	2011	% Change(1)
	(In thousands, except percentages and per Mcf data)
Operating Expenses:
Barnett Shale	$29,760	$23,685	25.6%
Haynesville Shale	4,821	5,512	(12.5)
Mid-Continent	14,101	13,364	5.5

	$48,682	$42,561	14.4%

Expenses ($ per Mcf):
Barnett Shale	$0.26	$0.27	(3.7)%
Haynesville Shale	0.13	0.12	8.3
Mid-Continent	0.29	0.27	7.4

	$0.24	$0.24	—%

Depreciation and Amortization Expense. Depreciation expense for the Current Quarter was $35.6 million compared to $28.1 million during the Prior Quarter. Amortization expense for the Current Quarter and Prior Quarter was $2.8 million. The increase is a result of capital expenditures made in 2011.

General and Administrative Expense. During the Current Quarter, general and administrative expenses were $11.5 million compared to $9.0 million during the Prior Quarter. This increase is primarily attributable to additional expenses resulting from the acquisition of Appalachia Midstream in the Marcellus Shale.

Income from Unconsolidated Affiliates. On December 29, 2011, we acquired all of the issued and outstanding common units of Appalachia Midstream which operates 100 percent of and owns an interest in 10 gas gathering systems in the Marcellus Shale in Pennsylvania and West Virginia. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilo and Mitsui. In the Current Quarter, we connected 68 new wells and our net throughput was 0.574 Bcf per day. Income from unconsolidated affiliates was $13.0 million for the Current Quarter. The following table summarizes the results of the Marcellus Shale assets (net to our interest) for the Current Quarter:

	Three Months Ended March 31, 2012
	(In thousands, except per Bcf and $ per Mcf data)
Marcellus Shale:
Revenue	$	29,259
Throughput (Bcf)		52.2
Operating expenses	$	3,734
Expenses ($ per Mcf)		0.07

Interest Expense. Interest expense was $16.0 million for the Current Quarter compared to $1.4 million for the Prior Quarter. These amounts were net of $2.2 million and $2.0 million of capitalized interest during the Current Quarter and the Prior Quarter, respectively. The increase is related to interest expense on the senior notes issued in April 2011 and January 2012. Interest expense is related to borrowings under our revolving credit facility and senior notes. Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

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

Liquidity and Capital Resources

Our ability to finance operations and fund capital expenditures will largely depend on our ability to generate sufficient cash flow to cover these expenses as well as the availability of borrowings under our revolving credit facility and our access to the capital markets. Our ability to generate cash flow is subject to a number of factors, some of which are beyond our control. See Risk Factors in our annual report on Form 10-K for the year ended December 31, 2011.

Working Capital (Deficit). Working capital, defined as the amount by which current assets exceed current liabilities and may indicate the potential need for short-term funding. As of March 31, 2012, we had a working capital deficit of $(40.2) million and as of December 31, 2011, we had a working capital deficit of $(54.9) million.

Cash Flows. Net cash provided by (used in) operating activities, investing activities and financing activities of the Partnership for the three months ended March 31, 2012 and 2011, were as follows:

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$67,215	$137,269
Investing activities	$(125,448)	$(106,310)
Financing activities	$58,236	$(48,757)

Operating Activities. Net cash provided by operating activities was $67.2 million for the Current Quarter compared to $137.3 million during the Prior Quarter. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, amortization and gains or losses on the sales of fixed assets. See additional discussion in the Results of Operations section above in the Management’s Discussion and Analysis.

Investing Activities. Net cash used in investing activities for the Current Quarter increased $19.1 million compared to the Prior Quarter. Approximately $125.5 million was used in investing activities during 2012. This amount included approximately $80.6 million in additions to property, plant and equipment and $45.3 in additions to our investment in unconsolidated affiliates.

Financing Activities. Net cash provided by (used in) financing activities increased $107.0 million for the Current Quarter as compared to the Prior Quarter. This increase was primarily attributable to an increase in net borrowings period-over-period.

Sources of Liquidity

At March 31, 2012, our potential sources of liquidity included:

•	cash on hand;

•	cash generated from operations;

•	borrowing availability under our revolving credit facility; and

•	capital raised through debt and equity markets.

We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to fund our quarterly cash distributions to unitholders.

Cash flow from operations is a significant source of liquidity we use to fund capital expenditures, pay distributions and service debt. We have historically and expect in the future to use capacity on our credit facility and the capital markets to fund growth capital and acquire natural gas, natural gas liquids and oil gathering systems and other midstream energy assets, allowing us to execute our growth strategy.

Revolving Credit Facility

On December 20, 2011 we amended our revolving credit facility to increase total borrowing capacity. The revolving credit facility, as amended to date, provides us up to $1 billion of borrowing capacity and includes a sub-limit up to $50 million for same-day swing line advances and a sub-limit up to $50 million for letters of credit. In addition, the revolving credit facility contains an accordion feature that allows us to increase the available borrowing capacity under the facility up to $1.25 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the facility. The revolving credit facility matures in June 2016. As of March 31, 2012 and December 31, 2011, respectively, we had approximately $88.0 million and $712.9 million of borrowings outstanding under our revolving credit facility.

Borrowings under the revolving credit facility are available to fund working capital, finance capital expenditures and acquisitions, provide for the issuance of letters of credit and for general partnership purposes. The revolving credit facility is secured by all of our assets, and loans thereunder (other than swing line loans) bear interest at our option at either (i) the greater of (a) the reference rate of Wells Fargo Bank, NA, (b) the federal funds effective rate plus 0.50 percent or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (LIBOR), plus 1.00 percent, each of which is subject to a margin that varies from 0.625 percent to 1.50 percent per annum, according to the Partnership’s leverage ratio (as defined in the agreement), or (ii) the Eurodollar rate plus a margin that varies from 1.625 percent to 2.50 percent per annum, according to our leverage ratio. If we reach investment grade status, we will have the option to release the security under the credit facility and amounts borrowed will bear interest under a specified ratings-based pricing grid. The unused portion of the credit facility is subject to commitment fees of (a) 0.25 percent to 0.40 percent per annum while we are subject to the leverage-based pricing grid, according to our leverage ratio and (b) 0.20 percent to 0.35 percent per annum while we are subject to the ratings-based pricing grid, according to our senior unsecured long-term debt ratings.

Our credit facility agreement requires maintenance of a consolidated leverage ratio (as defined in the amended credit facility agreement), and an EBITDA-to-interest-expense ratio (as defined in the amended credit facility agreement). We are in compliance with all covenants under the agreement at March 31, 2012.

Additionally, the revolving credit facility contains various covenants and restrictive provisions which limit us and our subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness. If we fail to perform our obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. The revolving credit facility also has cross default provisions that apply to any other indebtedness we may have with an outstanding principal amount in excess of $15 million.

The revolving credit facility agreement contains certain negative covenants that (i) limit our ability, as well as the ability of certain of our subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require us to maintain a consolidated leverage ratio, and an EBITDA-to-interest-expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for us to maintain the EBITDA-to-interest-expense ratio if we reach investment grade status. The revolving credit facility agreement also requires us to maintain a consolidated leverage ratio of 5.0 to 1.0 (or 5.5 to 1.0 during an approximate two-quarter period following the completion of certain acquisitions).

Senior Notes

On January 11, 2012, we and CHKM Finance Corp., a wholly owned subsidiary of Chesapeake MLP Operating, L.L.C., completed a private placement of $750.0 million in aggregate principal amount of 6.125 percent senior notes due 2022 (the “2022 Notes”). We used a portion of the net proceeds to repay all borrowings outstanding under our revolving credit facility and used the balance for general partnership purposes. Debt issuance costs of $14.1 million are being amortized over the life of the 2022 Notes.

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

The 2022 Notes will mature on July 15, 2022 and interest is payable on January 15 and July 15 of each year. The 2021 Notes will mature on April 15, 2021 and interest is payable on April 15 and October 15 of each year. We have the option to redeem all or a portion of the 2022 and 2021 Notes at any time on or after January 15, 2017, in the case of the 2022 Notes and April 15, 2015, in the case of the 2021 Notes at the redemption prices specified in the applicable indenture, plus accrued and unpaid interest. We may also redeem the 2021 Notes, in whole or in part, at a “make-whole” redemption price specified in the indenture, plus accrued and unpaid interest, at any time prior to April 15, 2015. In addition, we may redeem up to 35 percent of the 2022 Notes and the 2021 Notes prior to January 15, 2015 and April 15, 2014, respectively, under certain circumstances with the net cash proceeds from certain equity offerings.

The 2022 Notes and the 2021 Notes indentures contain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: (1) sell assets including equity interests in its subsidiaries; (2) pay distributions on, redeem or purchase our units, or redeem or purchase our subordinated debt; (3) make investments; (4) incur or guarantee additional indebtedness or issue preferred units; (5) create or incur certain liens; (6) enter into agreements that restrict distributions or other payments from certain subsidiaries to us; (7) consolidate, merge or transfer all or substantially all of our or certain of our subsidiaries’ assets; (8) engage in transactions with affiliates; and (9) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the 2022 Notes or the 2021 Notes achieve an investment grade rating from either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default, as defined in the indentures, has occurred or is continuing, many of these covenants will terminate.

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

For the Current Quarter, expansion capital expenditures totaled $143.4 million and maintenance capital expenditures totaled $18.5 million. Our future capital expenditures may vary significantly from budgeted amounts and from period to period based on the investment opportunities that become available to us.

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

Distributions

	Declaration Date	Record Date	Distribution Date	Distribution Declared	Total Cash Distribution
					($ in thousands)
2012
First quarter	April 27, 2012	May 8, 2012	May 15, 2012	$0.4050	$61,543

2011
Fourth quarter	January 27, 2012	February 7, 2012	February 14, 2012	$0.3900	$58,932
Third quarter	October 28, 2011	November 7, 2011	November 14, 2011	0.3750	52,868
Second quarter	July 26, 2011	August 5, 2011	August 12, 2011	0.3625	51,106
First quarter	April 26, 2011	May 6, 2011	May 13, 2011	0.3500	49,343

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

We consider depreciation and evaluation of long-lived assets for impairment to be critical policies and estimates. These policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2011.

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

Other factors that could cause our actual results to differ from our projected results are described in (i) Part II, “Item 1A. Risk Factors” and elsewhere in this report, (ii) Part I, “Item 1A. Risk Factors” and elsewhere in our annual report on Form 10-K for the year ended December 31, 2011, (iii) our reports and registration statements filed from time to time with the SEC and (iv) other announcements we make from time to time.

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

ITEM 4. Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2012.

No changes in the Partnership’s internal control over financial reporting occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common units are described under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosure

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	S-1	333-164905	3.1	02/16/2010

3.2	First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated August 3, 2010.	8-K	001-34831	3.1	08/05/2010

3.3	Second Amended and Restated Limited Liability Company Agreement of Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	3.2	08/05/2010

4.1	Indenture, dated as of January 11, 2012, by and among Chesapeake Midstream Partners, L.P., CHKM Finance Corp., and the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-34831	4.1	01/11/2012

4.2	Registration Rights Agreement, dated as of January 11, 2012, by and among Chesapeake Midstream Partners, L.P., CHKM Finance Corp., Chesapeake Midstream GP, L.L.C., the Guarantors named therein and the representatives of the Initial Purchasers named therein.	8-K	001-34831	4.2	01/11/2012

31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

101.INS	XBRL Instance Document.						X

101.SCH	XBRL Taxonomy Extension Schema Document.						X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.						X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.						X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHESAPEAKE MIDSTREAM PARTNERS, L.P. By: Chesapeake Midstream GP, L.L.C., its general partner

Date: May 10, 2012	By:	/s/ J. MIKE STICE
J. Mike Stice
Chief Executive Officer

Date: May 10, 2012	By:	/s/ DAVID C. SHIELS
David C. Shiels
Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	S-1	333-164905	3.1	02/16/2010

3.2	First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated August 3, 2010.	8-K	001-34831	3.1	08/05/2010

3.3	Second Amended and Restated Limited Liability Company Agreement of Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	3.2	08/05/2010

4.1	Indenture, dated as of January 11, 2012, by and among Chesapeake Midstream Partners, L.P., CHKM Finance Corp., and the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-34831	4.1	01/11/2012

4.2	Registration Rights Agreement, dated as of January 11, 2012, by and among Chesapeake Midstream Partners, L.P., CHKM Finance Corp., Chesapeake Midstream GP, L.L.C., the Guarantors named therein and the representatives of the Initial Purchasers named therein.	8-K	001-34831	4.2	01/11/2012

31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

101.INS	XBRL Instance Document.						X

101.SCH	XBRL Taxonomy Extension Schema Document.						X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.						X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.						X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.						X