Form 10-Q
period 2012-06-30
ACCESS MIDSTREAM PARTNERS LP
filed 2012-08-08
CIK 1483096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File No. 1-34831

Access Midstream Partners, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0534394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 NW 63rd Street Oklahoma City, Oklahoma	73118
(Address of principal executive offices)	(Zip Code)

(405) 935-1500

(Registrant’s telephone number, including area code)

f/k/a Chesapeake Midstream Partners, L.P.

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 3, 2012, the registrant had 78,922,488 common units outstanding.

Explanatory Note

Effective July 24, 2012, our name changed from Chesapeake Midstream Partners, L.P. to Access Midstream Partners, L.P. and our ticker symbol on the New York Stock Exchange changed from CHKM to ACMP.

ACCESS MIDSTREAM PARTNERS, L.P.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,118	$22
Accounts receivable, including $78,580 and $61,030 from related parties at June 30, 2012 and December 31, 2011, respectively	102,608	81,297
Other current assets	8,517	6,869

Total current assets	126,243	88,188

Property, plant and equipment:
Gathering systems	3,035,010	2,954,868
Other fixed assets	62,052	53,611
Less: Accumulated depreciation	(519,590)	(480,555)

Total property, plant and equipment, net	2,577,472	2,527,924

Investment in unconsolidated affiliates	956,925	886,558
Intangible customer relationships, net	152,970	158,621
Deferred loan costs, net	33,202	21,947

Total assets	$3,846,812	$3,683,238

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$4,814	$19,443
Accrued liabilities, including $49,266 and $62,823 from related parties at June 30, 2012 and December 31, 2011, respectively	130,692	123,651

Total current liabilities	135,506	143,094

Long-term liabilities:
Long-term debt	1,248,700	1,062,900
Other liabilities	5,073	4,099

Total long-term liabilities	1,253,773	1,066,999

Commitments and contingencies (Note 8)
Partners’ capital:
Common units (78,900,936 and 78,876,643 issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	1,553,514	1,561,504
Subordinated units (69,076,122 issued and outstanding at June 30, 2012 and December 31, 2011)	861,256	869,241
General partner interest	42,763	42,400

Total partners’ capital	2,457,533	2,473,145

Total liabilities and partners’ capital	$3,846,812	$3,683,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands, except per unit data)
Revenues, including revenues from related parties (Note 6)	$149,332	$133,217	$304,006	$256,746

Operating expenses
Operating expenses, including expenses from related parties (Note 7)	44,731	44,284	93,413	86,845
Depreciation and amortization expense	40,722	32,747	79,160	63,685
General and administrative expense, including expenses from related parties (Note 7)	11,565	9,659	23,043	18,605
Other operating expense	240	923	195	863

Total operating expenses	97,258	87,613	195,811	169,998

Operating income	52,074	45,604	108,195	86,748

Other income (expense):
Income from unconsolidated affiliates	15,971	—	28,958	—
Interest expense (Note 4)	(15,636)	(3,837)	(31,594)	(5,277)
Other income	4	42	59	84

Income before income tax expense	52,413	41,809	105,618	81,555
Income tax expense	807	726	1,646	1,696

Net income	$51,606	$41,083	$103,972	$79,859

Limited partner interest in net income
Net income	$51,606	$41,083	$103,972	$79,859
Less general partner interest in net income	(1,752)	(820)	(3,181)	(1,596)

Limited partner interest in net income	$49,854	$40,263	$100,791	$78,263

Net income per limited partner unit – basic and diluted
Common units	$0.34	$0.29	$0.68	$0.56
Subordinated units	$0.34	$0.29	$0.68	$0.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	($ in thousands)
Cash flows from operating activities:
Net income	$103,972	$79,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,160	63,685
Income from unconsolidated affiliates	(28,958)	—
Other non-cash items	3,709	3,771
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(27,017)	54,543
(Increase) decrease in other assets	(1,649)	1,004
Increase (decrease) in accounts payable	(11,742)	4,129
Increase (decrease) in accrued liabilities	18,923	(1,003)

Net cash provided by operating activities	136,398	205,988

Cash flows from investing activities:
Additions to property, plant and equipment	(140,921)	(216,251)
Proceeds from sale of assets	5,599	1,318
Investments in unconsolidated affiliates	(43,153)	—

Net cash used in investing activities	(178,475)	(214,933)

Cash flows from financing activities:

Proceeds from long-term debt borrowings	519,900	184,400
Payments on long-term debt borrowings	(1,084,100)	(433,500)
Proceeds from issuance of senior notes	750,000	350,000
Debt issuance costs	(13,874)	(9,583)
Distributions to unit holders	(120,475)	(96,921)
Initial public offering costs	—	(1,280)
Other adjustments	5,722	4

Net cash provided by (used in) financing activities	57,173	(6,880)

Net increase (decrease) in cash and cash equivalents	15,096	(15,825)
Cash and cash equivalents, beginning of period	22	17,816

Cash and cash equivalents, end of period	$15,118	$1,991

Supplemental disclosure of non-cash investing activities:
Changes in accounts payable and other liabilities related to purchases of property, plant and equipment	$10,853	$13,169
Changes in other liabilities related to asset retirement obligations	$313	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Limited Partners		General
	Common	Subordinated	Partner	Total
	($ in thousands)
Balance at December 31, 2011	$1,561,504	$869,241	$42,400	$2,473,145
Net income	53,860	46,931	3,181	103,972
Distribution to unitholders	(62,726)	(54,916)	(2,833)	(120,475)
Non-cash equity based compensation	1,459	—	—	1,459
Other Adjustments	(583)	—	15	(568)

Balance at June 30, 2012	$1,553,514	$861,256	$42,763	$2,457,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Basis of Presentation

Organization

Access Midstream Partners, L.P. (the “Partnership”), a Delaware limited partnership formed in January 2010, is principally focused on natural gas gathering, the first segment of midstream energy infrastructure that connects natural gas produced at the wellhead to third-party takeaway pipelines. The Partnership’s assets are located in Texas, Louisiana, Oklahoma, Kansas, Arkansas, West Virginia and Pennsylvania. The Partnership provides gathering, treating and compression services to Chesapeake Energy Corporation (“Chesapeake”), Total Gas and Power North America, Inc. (“Total”), Statoil ASA (“Statoil”), Anadarko Petroleum Corporation (“Anadarko”), Mitsui & Co., Ltd. (“Mitsui”) and other producers under long-term, fixed-fee contracts.

GIP Acquisition and ACMP Letter Agreement

During the second quarter of 2012, GIP II Eagle Holdings Partnership, L.P. (together with its affiliates, “GIP II”) acquired Chesapeake’s 50 percent interest in the Partnership’s general partner and all of the common units and subordinated units in the Partnership that were previously held by Chesapeake. The remaining 50 percent interest in the Partnership’s general partner continues to be owned by certain entities managed by Global Infrastructure Management, L.L.C. (the “GIP I Entities” and together with GIP II, “GIP”). As a result of the acquisition, GIP I Entities and GIP II now together own 100.0 percent of the Partnership’s general partner and 69.5 percent of the common and subordinated units representing limited partner interests in the Partnership. Concurrent with this acquisition, GIP II signed a letter agreement to acquire certain midstream assets from Chesapeake Midstream Development, L.P. (“CMD”), Chesapeake’s wholly owned midstream subsidiary, and the Partnership signed a letter agreement to acquire from Chesapeake certain Mid-Continent gathering and processing assets. Each of the proposed transactions is subject to a number of conditions, including completion of due diligence investigations, negotiation and execution of definitive agreements and receipt of any regulatory approvals. There can be no assurance that either transaction will be consummated.

Acquisition

On December 29, 2011, the Partnership acquired from CMD all of the issued and outstanding common units of Appalachia Midstream Services, L.L.C. (“Appalachia Midstream”) for total consideration of $879.3 million, consisting of 9,791,605 common units and $600.0 million in cash that was financed with a draw on the Partnership’s revolving credit facility. The Partnership operates 100 percent of and owns an interest in 11 gas gathering systems in the Marcellus Shale. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon Energy Ltd. (“Epsilon”) and Mitsui. The 100 percent fixed-fee gathering agreements include significant acreage dedications and annual fee redeterminations. In addition, CMD committed to pay the Partnership quarterly any shortfall between the actual EBITDA from these assets and specified quarterly targets, with the quarterly targets adding to a total of $100 million in 2012 and $150 million in 2013. Actual EBITDA exceeded the commitment in the first two quarters of 2012 and no payment was owed by CMD.

Holdings of Partnership Capital

At June 30, 2012, the Partnership had outstanding 78,900,936 common units, 69,076,122 subordinated units, a two percent general partner interest and incentive distribution rights (“IDRs”). IDRs entitle the holder to specified increasing percentages of cash distributions as the Partnership’s per-unit cash distributions increase above specified levels. Common units held by the public represented 30.5 percent of all outstanding limited partner interests, and the GIP I Entities and GIP II together held 69.5 percent of the remaining limited partner interests. The limited partners, collectively, hold a 98.0 percent limited partner interest in the Partnership and the general partner, which is indirectly owned and controlled together by the GIP I Entities and GIP II, holds a two percent general partner interest in the Partnership and all of the Partnership’s IDRs.

Basis of Presentation

The accompanying financial statements and related notes present the unaudited condensed consolidated balance sheets of the Partnership as of June 30, 2012 and December 31, 2011. They also include the unaudited condensed consolidated statements of operations for the three and six-month periods

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ended June 30, 2012 and 2011, the unaudited condensed consolidated statements of cash flows for the Partnership for the six-month periods ended June 30, 2012 and 2011, and the unaudited changes in partners’ capital of the Partnership for the six-month period ended June 30, 2012.

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

The results of operations for the six-month period ended June 30, 2012, are not indicative of results that may be expected for the full fiscal year.

2.	Partnership Capital and Distributions

The partnership agreement requires that, within 45 days after the end of each quarter, the Partnership distribute its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the three and six-month periods ended June 30, 2012, the Partnership paid cash distributions to its unitholders of approximately $61.5 million and $120.5 million, respectively, representing a $0.39 per-unit distribution for the quarter ended December 31, 2011 and a $0.405 per-unit distribution for the quarter ended March 31, 2012. See also Note 10 — Subsequent Events, concerning distributions declared on July 27, 2012, for the three-month period ended June 30, 2012.

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

Subordinated Units

All subordinated units are held indirectly by the GIP I Entities and GIP II as of June 30, 2012. These units are considered subordinated because for a period of time (the “Subordination Period”), the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution of $0.3375 per common unit plus any arrearages from prior quarters. Arrearages do not apply to and therefore will not be paid on the subordinated units. The effect of the subordinated units is to increase the likelihood that, during the Subordination Period, available cash is sufficient to fully fund cash distributions on the common units in an amount equal to or greater than the minimum quarterly distribution.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Partnership’s net income is allocated to the general partner and the limited partners, including any subordinated unitholders, in accordance with their respective ownership percentages, and, when applicable, giving effect to unvested units granted under the Chesapeake Midstream Long-Term Incentive Plan (name will be changed to Access Midstream Long-Term Incentive Plan) (the “LTIP”) and incentive distributions allocable to the general partner. The Partnership’s net income allocable to the limited partners is allocated between the common and subordinated unitholders by applying the provisions of the partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed.

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

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units (in thousands, except per-unit information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands, except per unit data)
Net income attributable to Access Midstream Partners, L.P.	$51,606	$41,083	$103,972	$79,859
Less general partner interest in net income	(1,752)	(820)	(3,181)	(1,596)

Limited partner interest in net income	$49,854	$40,263	$100,791	$78,263

Net income allocable to common units	$26,641	$20,153	$53,860	$39,173
Net income allocable to subordinated units	23,213	20,110	46,931	39,090

Limited partner interest in net income	$49,854	$40,263	$100,791	$78,263

Net income per limited partner unit – basic and diluted
Common units	$0.34	$0.29	$0.68	$0.56
Subordinated units	0.34	0.29	0.68	0.56

Total	$0.34	$0.29	$0.68	$0.56

Weighted average limited partner units outstanding used for basic and diluted net income per unit calculation
Common units	79,277,661	69,224,146	79,277,046	69,221,678
Subordinated units	69,076,122	69,076,122	69,076,122	69,076,122

Total	148,353,783	138,300,268	148,353,168	138,297,800

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Long-Term Debt

The following table presents the Partnership’s outstanding debt as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Revolving credit facility	$148,700	$712,900
5.875 percent senior notes due April 2021	350,000	350,000
6.125 percent senior notes due July 2022	750,000	—

Total long-term debt	$1,248,700	$1,062,900

The following table presents the Partnership’s average interest rate and average debt balance for the three-months ended June 30, 2012:

	Average Interest Rate	Average Balance
		(in thousands)
Revolving credit facility	2.010%	$99,987
5.875 percent senior notes due April 2021	5.875	350,000
6.125 percent senior notes due July 2022	6.125%	$750,000

Revolving Credit Facility

On June 15, 2012, the Partnership amended its revolving credit facility. The amendment did not change the total borrowing capacity, which provides the Partnership up to $1 billion of borrowing capacity and includes a sub-limit up to $50 million for same-day swing line advances. The credit facility, as amended, includes a sub-limit up to $200 million for letters of credit, an increase of $150 million from the revolving credit facility agreement in effect prior to June 15, 2012. In addition, the credit facility contains an accordion feature that allows the Partnership to increase the available borrowing capacity under the facility up to $1.25 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the facility. The credit facility matures in June 2016.

Borrowings under the credit facility are available to fund working capital, finance capital expenditures and acquisitions, provide for the issuance of letters of credit and for general partnership purposes. The credit facility is secured by all of the Partnership’s assets, and loans thereunder (other than swing line loans) bear interest at the Partnership’s option at either (i) the greater of (a) the reference rate of Wells Fargo Bank, NA, (b) the federal funds effective rate plus 0.50 percent or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (LIBOR), plus 1.00 percent, each of which is subject to a margin that varies from 0.625 percent to 1.50 percent per annum, according to the Partnership’s leverage ratio (as defined in the agreement), or (ii) the Eurodollar rate plus a margin that varies from 1.625 percent to 2.50 percent per annum, according to the Partnership’s leverage ratio. If the Partnership reaches investment grade status, the Partnership will have the option to release the security under the credit facility and amounts borrowed will bear interest under a specified ratings-based pricing grid. The unused portion of the credit facility is subject to commitment fees of (a) 0.25 percent to 0.40 percent per annum while the Partnership is subject to the leverage-based pricing grid, according to the Partnership’s leverage ratio and (b) 0.20 percent to 0.35 percent per annum while the Partnership is subject to the ratings-based pricing grid, according to its senior unsecured long-term debt ratings.

Additionally, the credit facility contains various covenants and restrictive provisions which limit the Partnership and its subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of the Partnership’s assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

transactions with affiliates; dispose of assets; and prepay certain indebtedness. If the Partnership fails to perform its obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the credit facility could be declared immediately due and payable. The credit facility, as amended, also has cross default provisions that apply to any other indebtedness the Partnership may have with an outstanding principal amount in excess of $50 million, an increase of $35 million from the credit facility agreement in effect prior to June 15, 2012.

The revolving credit facility agreement contains certain negative covenants that (i) limit the Partnership’s ability, as well as the ability of certain of its subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require the Partnership to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for the Partnership to maintain the EBITDA-to-interest-expense ratio if the Partnership reaches investment grade status. The Partnership was in compliance with all covenants under the agreement at June 30, 2012.

Senior Notes

On January 11, 2012, the Partnership and ACMP Finance Corp. (formerly known as CHKM Finance Corp.), a wholly owned subsidiary of Access MLP Operating, L.L.C. (formerly known as Chesapeake MLP Operating, L.L.C.), completed a private placement of $750.0 million in aggregate principal amount of 6.125 percent senior notes due 2022 (the “2022 Notes”). The Partnership used a portion of the net proceeds to repay all borrowings outstanding under its revolving credit facility and used the balance for general partnership purposes. Debt issuance costs of $13.8 million are being amortized over the life of the 2022 Notes.

On April 19, 2011, the Partnership and ACMP Finance Corp. completed a private placement of $350.0 million in aggregate principal amount of 5.875 percent senior notes due 2021 ( the “2021 Notes”). The Partnership used a portion of the net proceeds to repay borrowings outstanding under its revolving credit facility and used the balance for general partnership purposes. Debt issuance costs of $8.2 million are being amortized over the life of the 2021 Notes.

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

The 2022 Notes and the 2021 Notes indentures contain covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to: (1) sell assets including equity interests in its subsidiaries; (2) pay distributions on, redeem or purchase the Partnership’s units, or redeem or purchase the Partnership’s subordinated debt; (3) make investments; (4) incur or guarantee additional indebtedness or issue preferred units; (5) create or incur certain liens; (6) enter into agreements that restrict distributions or other payments from certain subsidiaries to the Partnership; (7) consolidate, merge or transfer all or substantially all of the Partnership’s or certain of the Partnership’s subsidiaries’ assets; (8) engage in transactions with affiliates; and (9) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the 2022 Notes or the 2021 Notes achieve an investment grade rating from either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default, as defined in the indentures, has occurred or is continuing, many of these covenants will terminate.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership, as the parent company, has no independent assets or operations. The Partnership’s operations are conducted by its subsidiaries through its operating company subsidiary, Access MLP Operating, L.L.C. Each of Access MLP Operating, L.L.C. and the Partnership’s other subsidiaries is a guarantor, other than ACMP Finance Corp., an indirect wholly owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of any debt securities. Each guarantor is a wholly owned subsidiary of the Partnership. The guarantees registered under the registration statement are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the Indenture. There are no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or a guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

Capitalized Interest

For the three-month periods ended June 30, 2012 and 2011, interest expense was net of capitalized interest of $3.5 million and $2.7 million, respectively, and $5.7 million and $4.7 million for the six-month periods ended June 30, 2012 and 2011, respectively.

5.	Equity-Based Compensation

Certain employees of Chesapeake have been seconded to the Partnership pursuant to a secondment agreement to provide operating, routine maintenance and other services with respect to the business under the direction, supervision and control of the Partnership’s general partner. The term of the secondment agreement was extended until December 31, 2013, as part of GIP’s acquisition of Chesapeake’s ownership interests in the Partnership in June 2012. See Footnote 7 – Transactions with Related Parties for more information. A number of these employees receive equity-based compensation through Chesapeake’s equity-based compensation programs, which consist of restricted stock or restricted units issued to employees.

The fair value of the awards issued is determined based on the fair market value of the shares or units on the date of grant. For grants of Partnership units, expense is based on current fair value at the vest date and recognized over the vesting period. However, expense for Chesapeake stock grants is allocated based on the lesser of the value at grant date or vest date. This value is amortized over the vesting period. The vesting period for both types of awards is generally four or five years from the date of grant. To the extent compensation cost relates to employee activities directly involved in gathering or treating operations, such amounts are charged to the Partnership and are reflected as operating expenses. No expense was recorded in the three-month period ended June 30, 2012, due to a decrease in the ACMP unit price. Included in operating expenses is equity-based compensation of $1.0 million for the three-month period ended June 30, 2011, and $0.7 million and $2.1 million for the six-month periods ended June 30, 2012 and June 30, 2011, respectively. To the extent compensation cost relates to employees indirectly involved in gathering or treating operations, such amounts are charged to the Partnership through an overhead allocation and are reflected as general and administrative expenses.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes LTIP award activity for the six months ended June 30, 2012:

	Units	Value per Unit
Restricted units unvested at beginning of period	273,258	$28.50
Granted	147,512	29.17
Vested	(24,293)	28.51
Forfeited	(19,697)	28.54

Restricted units unvested at end of period	376,780	$28.76

6.	Major Customers and Concentration of Credit Risk

Chesapeake Energy Marketing, Inc. (“CEMI”), a wholly owned subsidiary of Chesapeake, accounted for $120.5 million and $112.0 million of the Partnership’s revenues for the three-month periods ended June 30, 2012 and June 30, 2011, respectively, and $246.0 million and $215.3 million for the six-month periods ended June 30, 2012 and June 30, 2011, respectively. Total accounted for $21.7 million and $18.1 million of the Partnership’s revenues for the three-month periods ended June 30, 2012 and June 30, 2011, respectively, and $44.5 million and $34.5 million for the six-month periods ended June 30, 2012 and June 30, 2011, respectively.

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. On June 30, 2012 and December 31, 2011, cash and cash equivalents were invested in a non-interest bearing account and money market funds with investment grade ratings.

7.	Transactions with Related Parties

Although Chesapeake has sold all of its interest in the Partnership and the Partnership’s general partner, the following is a description of the Partnership’s transactions with Chesapeake.

In the normal course of business, natural gas gathering and treating services are provided to Chesapeake and its affiliates. Revenues are derived primarily from Chesapeake, which includes volumes attributable to third-party interest owners that participate in Chesapeake’s operated wells.

Chesapeake and its affiliates provide certain services including legal, accounting, treasury, human resources, information technology and administration. The employees supporting these operations are employees of CEMI or Chesapeake. On June 15, 2012, in connection with the closing of the first portion of the GIP acquisition, the Partnership entered into a Letter Agreement with Chesapeake to continue the terms of these services until December 31, 2013. The condensed consolidated financial statements for the Partnership include costs allocated from Chesapeake and CEMI for centralized general and administrative services, as well as depreciation of assets utilized by Chesapeake’s centralized general and administrative functions. The Partnership is charged a general and administrative fee from Chesapeake based on the terms of the joint venture agreement. The established terms indicate corporate overhead costs are charged to the Partnership based on actual cost of the services provided, subject to a cap based on volumes of natural gas gathered. The cap is calculated as the lesser of $0.03065/Mcf gathered or actual corporate overhead costs, excluding those overhead costs that are billed directly to the Partnership. General and administrative charges of the Partnership were $6.1 million for both of the three-month periods ended June 30, 2012 and June 30, 2011, and $12.0 million and $11.8 million for the six-month periods ended June 30, 2012 and June 30, 2011, respectively.

Chesapeake and its affiliates also provide compression services to the Partnership. The Partnership is charged for compressor rentals based on long-term compressor rental agreements with MidCon Compression, LLC, a wholly owned indirect subsidiary of Chesapeake. For the three-month periods ended June 30, 2012 and June 30, 2011, compressor rental charges from related parties were $15.8 million and $14.1 million, respectively, and $31.5 million and $28.3 million for the six-month periods ended June 30, 2012 and June 30, 2011, respectively. These charges are included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

See also Note 6 — Major Customers and Concentration of Credit Risk, concerning revenues attributable to CEMI, a related party of the Partnership.

8.	Commitments and Contingencies

Certain property, equipment and operating facilities are leased under various operating leases. Costs are also incurred associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations.

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of employment-related matters. Management believes that these routine legal proceedings will not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows. Once information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to the estimate of the likely exposure. There was not an accrual for legal contingencies as of June 30, 2012 or December 31, 2011.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2012		December 31, 2011
	Carrying amount	Fair value (Level 2)	Carrying amount	Fair value (Level 2)
	($ in thousands)
Financial liabilities:
Revolving credit facility	$148,700	$148,700	$712,900	$712,900
2021 Notes	350,000	339,283	350,000	350,221
2022 Notes	750,000	732,660	—	—

The carrying amount of cash and cash equivalents (Level 1), accounts receivable and accounts payable reported on the balance sheet approximates fair value due to their short-term maturities.

10.	Subsequent Events

Distribution

On July 27, 2012, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.42 per unit, together with the corresponding distribution to the general partner. The cash distribution will be paid on August 14, 2012, to unitholders of record at the close of business on August 7, 2012, and to the general partner.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to the “Partnership,” “we,” “our,” “us” or like terms, refer to Access Midstream Partners, L.P. (formerly named Chesapeake Midstream Partners, L.P.) and its subsidiaries. “GIP II” refers to GIP II Eagle Holdings Partnership, L.P. and its affiliates, the “GIP I Entities” refers to certain entities managed by Global Infrastructure Management, L.L.C. and “GIP” refers to the GIP I Entities and GIP II. “Chesapeake” refers to Chesapeake Energy Corporation (NYSE: CHK). “Total”, when discussing the upstream joint venture with Chesapeake, refers to Total E&P USA, Inc., a wholly owned subsidiary of Total S.A. (NYSE: TOT, FP: FP), and when discussing our gas gathering agreement and related matters, refers to Total E&P USA, Inc. and Total Gas & Power North America, Inc., a wholly owned subsidiary of Total S.A.

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

Our gathering systems operate in our Barnett Shale region in north-central Texas, our Haynesville Shale region in northwest Louisiana, our Marcellus Shale region in Pennsylvania and West Virginia, and our Mid-Continent region which includes the Anadarko, Arkoma, Delaware and Permian Basins. We service approximately 2,348 wells in the core of the Barnett Shale region. Our Springridge gathering system services approximately 222 wells in one of the core areas of the Haynesville Shale. In the Marcellus Shale region, we own an equity interest in 11 gas gathering systems. In our Mid-Continent region, we have an enhanced focus on the unconventional resources located in the Colony Granite Wash and Texas Panhandle Granite Wash plays of the Anadarko Basin. For the three-month periods ended June 30, 2012, our assets gathered approximately 2.868 billion cubic feet (“Bcf”) of natural gas per day, on a net basis. In total, we operate systems consisting of approximately 3,996 miles of gathering pipelines, servicing approximately 5,622 natural gas wells.

We generated approximately 66 percent of our revenues from our gathering systems in our Barnett Shale region, approximately 11 percent of our revenues from our gathering systems in our Haynesville Shale region and approximately 23 percent of our revenues from our gathering systems in our Mid-Continent region for the three-month periods ended June 30, 2012. Revenues from the Marcellus Shale region are accounted for as part of our equity investment in these assets.

GIP Acquisition of Additional Ownership Interests

During the second quarter of 2012, GIP II acquired Chesapeake’s 50 percent interest in the Partnership’s general partner and all of the common units and subordinated units in the Partnership that were previously held by Chesapeake. As a result of the acquisition, GIP II and the GIP I Entities now together own 100.0 percent of our general partner and 69.5 percent of the common and subordinated units representing limited partner interests in us. Concurrent with this acquisition, GIP II signed a letter agreement to acquire certain midstream assets from Chesapeake Midstream Development, L.P. (“CMD”), Chesapeake’s wholly owned midstream subsidiary, and the Partnership signed a letter agreement to acquire from Chesapeake certain Mid-Continent gathering and processing assets. Each of the proposed transactions is subject to a number of conditions, including completion of due diligence investigations, negotiation and execution of definitive agreements and receipt of any required regulatory approvals. There can be no assurance that either transaction will be consummated.

Acquisition

Marcellus Acquisition. On December 29, 2011, we acquired from CMD all of the issued and outstanding common units of Appalachia Midstream Services, L.L.C. (“Appalachia Midstream”) for total consideration of $879.3 million, consisting of 9,791,605 common units and $600.0 million in cash that was financed with a draw on our revolving credit facility. We operate 100 percent of and own an interest in 11 gas gathering systems in the Marcellus Shale. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon Energy Ltd. (“Epsilon”) and Mitsui. The gathering agreements include significant acreage dedications and annual fee redeterminations. In addition, CMD committed to pay us quarterly any shortfall between the actual EBITDA from these assets and specified quarterly targets, with the quarterly targets adding to a total of $100 million in 2012 and $150 million in 2013. Actual EBITDA exceeded the commitment in the first two quarters of 2012 and no payment was owed by CMD.

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

•

Fee Redetermination. In May 2012, we entered into an agreement with Chesapeake and Total for the initial redetermination period. The agreement called for an upward adjustment of the Barnett Shale fee and was effective July 1, 2012. We and each of Chesapeake and Total, as applicable, have the right to request an additional redetermination of the Barnett Shale fee during a two-year period beginning on September 30, 2014. The fee redetermination mechanism is intended to support a return on our invested capital. If a fee redetermination is requested, we determine an adjustment (upward or downward) to our Barnett Shale fee with Chesapeake and Total based on the factors specified in our gas gathering agreements, including, but not limited to: (i) differences between our actual capital expenditures, compression expenses and revenues as of the redetermination date and the scheduled estimates of these amounts for the minimum volume commitment period made as of September 30, 2009 and (ii) differences between the revised estimates of our capital expenditures, compression expenses and revenues for the remainder of the minimum volume commitment period forecast as of the redetermination date and scheduled estimates thereof for the minimum volume commitment period made as of September 30, 2009. The cumulative upward or downward fee redetermination for the Barnett Shale region is capped at 27.5 percent of the initial weighted average Barnett Shale fee (as escalated) as specified in the gas gathering agreement. If we and Chesapeake or Total, as applicable, do not agree upon a redetermination of the Barnett Shale fee within 30 days of receipt of the request for the redetermination, an industry expert is selected to determine adjustments to the Barnett Shale fee.

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

•

Fee Redetermination. Each January 1, gathering fees for each gathering system under the gas gathering agreements with Chesapeake, Statoil, Anadarko, Epsilon and Mitsui are redetermined and adjusted based on the factors specified in the gas gathering agreements, including our capital expenditures for the system, the total revenues and total expenses for the system and the targeted pre-income tax rate of return on capital invested. There is no cap on these fee adjustments. Each January 1, gathering fees for each gathering system under the gas gathering agreement with Chief are adjusted based on the applicable producer price index. The change in the amount of the gathering fees under the Chief agreement is not to exceed three percent in any one year.

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

Other Arrangements

Business Opportunities. Pursuant to our omnibus agreement with Chesapeake, Chesapeake has agreed to provide us a right of first offer with respect to three specified categories of transactions: (i) opportunities to develop or invest in midstream energy projects within five miles of our acreage dedications in the Barnett Shale and Mid-Continent regions, (ii) opportunities to succeed third parties in expiring midstream energy service contracts within five miles of the acreage dedications in the Barnett Shale and Mid-Continent regions and (iii) opportunities with respect to future midstream divestitures outside of the acreage dedications. The consummation, if any, and timing of any such future transactions will depend upon, among other things, our ability to reach an agreement with Chesapeake and our ability to obtain financing on acceptable terms. Notwithstanding the foregoing, Chesapeake is under no obligation to accept any offer made by us with respect to such opportunities. Although we will have certain rights with respect to the potential business opportunities, we are not under any contractual obligation to pursue any such transactions. The Conflicts Committee of our general partner’s board of directors approved the transfer to GIP of our right of first offer to acquire certain midstream assets of CMD.

In connection with the closing of the GIP acquisition, we entered into an amendment to our omnibus agreement to reflect GIP’s ownership of Access Midstream Ventures, L.L.C. (formerly known as Chesapeake Midstream Ventures, L.L.C.) following the GIP acquisition.

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

On June 15, 2012, in connection with the closing of the first portion of the GIP acquisition, we entered into a letter agreement with Chesapeake regarding the terms on which Chesapeake will provide certain transition services to the Partnership and our general partner following the GIP acquisition. Among other things, the letter agreement provides for the continuation of our services agreement and secondment agreement with Chesapeake until December 31, 2013. On June 29, 2012, we entered into an amendment to the letter agreement amending certain terms relating to the insurance coverage to be provided under our services agreement and altering the workers’ compensation insurance endorsements for our general partner under our secondment agreement.

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

Revenues

Our revenues are driven primarily by our customers’ minimum volume commitments and the actual volumes of natural gas we gather, treat and compress. Our volumes are supported by the minimum volume commitments contained in our gas gathering agreements with Chesapeake and Total in the case of our Barnett Shale region and Chesapeake in the case of our Haynesville Shale region. We contract with producers to gather natural gas from individual wells located near our gathering systems. We connect wells to gathering pipelines through which natural gas is compressed and may be delivered to a treating facility, processing plant or an intrastate or interstate pipeline for delivery to market. We treat natural gas that we gather to the extent necessary to meet required specifications of third-party takeaway pipelines. For the three-month periods ended June 30, 2012 and 2011, respectively, Chesapeake accounted for approximately 80.8 percent and 85.0 percent, respectively, of the natural gas volumes on our gathering systems and 80.7 percent and 84.0 percent, respectively, of our revenues. For the six-month periods ended June 30, 2012 and 2011, respectively, Chesapeake accounted for approximately 81.0 percent and 85.0 percent, respectively, of the natural gas volumes on our gathering systems and 80.9 percent and 84.0 percent, respectively, of our revenues in our Barnett Shale, Haynesville Shale and Mid-Continent regions. In our Marcellus Shale region, Chesapeake accounted for approximately 52.7 percent and 53.3 percent of the natural gas volumes in our gathering systems for the three-month and six-month periods ended June 30, 2012, respectively. Revenues from the Marcellus Shale region are accounted for as part of our equity investment in those assets. Across all operating regions, we earned approximately 75 percent of our fees from Chesapeake and 25 percent from other producer customers for both the three-month and six-month periods ended June 30, 2012.

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

The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income:
Net income	$51,606	$41,083	$103,972	$79,859
Interest expense	15,636	3,837	31,594	5,277
Income tax expense	807	726	1,646	1,696
Depreciation and amortization expense	40,722	32,747	79,160	63,685
Other	240	923	195	863
Income from unconsolidated affiliates	(15,971)	—	(28,958)	—
EBITDA from unconsolidated affiliates(1)	27,858	—	51,718	—

Adjusted EBITDA	$120,898	$79,316	$239,327	$151,380

Maintenance capital expenditures	(18,500)	(18,500)	(37,000)	(37,000)
Cash portion of interest expense	(14,312)	(2,120)	(28,967)	(2,740)
Income tax expense	(807)	(726)	(1,646)	(1,696)

Distributable cash flow	$87,279	$57,970	$171,714	$109,944

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net cash provided by operating activities:
Cash provided by operating activities	$69,183	$68,719	$136,398	$205,988
Changes in assets and liabilities	8,951	7,878	21,485	(58,673)
Interest expense	15,636	3,837	31,594	5,277
Income tax expense	807	726	1,646	1,696
Other non-cash items	(1,537)	(1,844)	(3,514)	(2,908)
EBITDA from unconsolidated affiliates(1)	27,858	—	51,718	—

Adjusted EBITDA	$120,898	$79,316	$239,327	$151,380

Maintenance capital expenditures	(18,500)	(18,500)	(37,000)	(37,000)
Cash portion of interest expense	(14,312)	(2,120)	(28,967)	(2,740)
Income tax expense	(807)	(726)	(1,646)	(1,696)

Distributable cash flow	$87,279	$57,970	$171,714	$109,944

	Three Months Ended June 30,		Six Months Ended June 30,
(1) Marcellus’ Adjusted EBITDA is calculated as follows:	2012	2011	2012	2011
	($ in thousands)
Net income	$15,971	$—	$28,958	$—
Depreciation and amortization expense	11,887	—	22,788	—
Other	—	—	(28)	—

EBITDA from unconsolidated affiliates	$27,858	$—	$51,718	$—

Results of Operations – Three Months Ended June 30, 2012 versus June 30, 2011

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the three months ended June 30, 2012 (the “Current Quarter”) and the three months ended June 30, 2011 (the “Prior Quarter”):

	Three Months Ended June 30,
	2012	2011	%(4)
	($ in thousands, except operational data)
Revenues(1)	$149,332	$133,217	12.1%
Operating expenses	44,731	44,284	1.0
Depreciation and amortization expense	40,722	32,747	24.4
General and administrative expense	11,565	9,659	19.7
Other operating expense	240	923	(74.0)

Total operating expenses	97,258	87,613	11.0

Operating income	52,074	45,604	14.2
Income from unconsolidated affiliates	15,971	—	N.M.
Interest expense	(15,636)	(3,837)	N.M.
Other income	4	42	(90.5)

Income before income tax expense	52,413	41,809	25.4
Income tax expense	807	726	11.2

Net income	$51,606	$41,083	25.6

Key Performance Metrics:
Adjusted EBITDA(2)	$120,898	$79,316	52.4
Distributable cash flow(2)	$87,279	$57,970	50.6
Operational Data(3):
Wells connected during period	179	143	25.2
Wells connected at end of period	5,622	4,653	20.8
Throughput, Bcf per day	2.868	2.148	33.5
Miles of pipe at end of period	3,996	3,450	15.8
Gas compression (horsepower) at end of period	329,214	253,979	29.6%

(1)

If either Chesapeake or Total does not meet its minimum volume commitment to the Partnership in the Barnett Shale region or Chesapeake does not meet its minimum volume commitment in the Haynesville Shale region under the relevant gas gathering agreement for specified annual periods, Chesapeake or Total is obligated to pay the Partnership a fee equal to the applicable fee for each thousand cubic feet (“Mcf”) by which the applicable party’s minimum volume commitment for the year exceeds the actual volumes gathered on the Partnership’s systems. Should payments be due under the minimum volume commitment with respect to any year, we recognize the associated revenues in the fourth quarter of that year.

(2)

Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented in accordance with GAAP below under the caption How We Evaluate Our Operations within this Part I, Item 2.

(3)	Operational data includes the gross results for the Marcellus Shale region except for throughput which represents the net throughput allocated to the Partnership’s interest.

(4)	N.M. - not meaningful

Revenues. Our revenues are primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. For the Current Quarter, revenues were $149.3 million compared to $133.2 million during the Prior Quarter, primarily as a result of increased throughput in our Barnett Shale region. Barnett Shale throughput increased 20.8 percent due to additional throughput from wells connected in 2011 and resulted in a 20.6 percent increase in revenues. Haynesville Shale throughput was down 38.1 percent as a result of decreased drilling activity and natural declines in this region. Revenues in the Haynesville Shale region were down 32.0 percent as a 2.5 percent annual fee escalation partially offset the volume decrease. Mid-Continent volume for the Current Quarter increased 6.9 percent as drilling activity has increased in this liquids-rich region. A 2.5 percent annual fee escalation and a 15 percent fee increase due to annual contractual fee redetermination contributed to a Mid-Continent revenue increase of 24.9 percent.

We have contractual minimum volume commitments from Chesapeake and Total in the Barnett Shale and from Chesapeake in the Haynesville Shale. The minimum volume commitments are measured annually and any associated revenues are recognized in the fourth quarter of each year. Throughput in these regions during the Current Quarter was above minimum volume commitment levels.

The following table reflects the Partnership’s revenues and throughput by region for the three months ended June 30, 2012 and 2011 (please note that Marcellus Shale throughput is excluded from the table below as the financial results of the Marcellus Shale are reported as an equity investment – see Income from Unconsolidated Affiliates in this Results of Operations section of Management’s Discussion and Analysis):

	Three Months Ended June 30,
	2012	2011	% Change
	(In thousands, except percentages and throughput data)
Revenues:
Barnett Shale	$99,411	$82,430	20.6%
Haynesville Shale	16,122	23,719	(32.0)
Mid-Continent	33,799	27,068	24.9

	$149,332	$133,217	12.1%

Throughput (bcf):
Barnett Shale	114.8	95.0	20.8%
Haynesville Shale	31.7	51.2	(38.1)
Mid-Continent	52.7	49.3	6.9

	199.2	195.5	1.9%

Operating Expenses. For the Current Quarter, operating expenses were $0.22 per Mcf compared to $0.23 per Mcf during the Prior Quarter. In the Barnett Shale region, operating expenses have increased in order to generate additional throughput. We have reduced operating expense in the Haynesville Shale in response to the reduction in throughput in this region; however, we have fixed costs in this area causing the expense per Mcf to increase temporarily. In the Mid-Continent region, operating expenses have increased as we prepare for increased drilling activity in this liquids-rich region.

The following table reflects our operating expenses and operating expenses per Mcf of throughput by region for the three months ended June 30, 2012 and 2011 (please note that Marcellus Shale expenses are excluded from the table below as the financial results of the Marcellus Shale are reported as an equity investment. See Income from Unconsolidated Affiliates in this Results of Operations section of Management’s Discussion and Analysis):

	Three Months Ended June 30,
	2012	2011	% Change
	(In thousands, except percentages and per mcf data)
Operating Expenses:
Barnett Shale	$26,913	$26,146	2.9%
Haynesville Shale	4,205	5,679	(26.0)
Mid-Continent	13,613	12,459	9.3

	$44,731	$44,284	1.0%

Expenses ($ per mcf):
Barnett Shale	$0.23	$0.28	(17.9)%
Haynesville Shale	0.13	0.11	18.2
Mid-Continent	0.26	0.25	4.0

	$0.22	$0.23	(4.3)%

Depreciation and Amortization Expense. Depreciation expense for the Current Quarter was $37.9 million compared to $29.9 million during the Prior Quarter. Amortization expense for the Current Quarter and Prior Quarter was $2.8 million. The increase in depreciation expense is a result of capital expenditures made in 2011 and early 2012.

General and Administrative Expense. During the Current Quarter, general and administrative expenses were $11.6 million compared to $9.7 million during the Prior Quarter. This increase is primarily attributable to additional overhead expenses resulting from the acquisition of the Marcellus Shale assets in December 2011.

Income from Unconsolidated Affiliates. In December 2011, we acquired all of the issued and outstanding common units of Appalachia Midstream. We operate 100 percent of and own an interest in 11 gas gathering systems in the Marcellus Shale in Pennsylvania and West Virginia. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon and Mitsui. In the Current Quarter, we connected 47 new wells and our net throughput was 0.679 Bcf per day. Income from unconsolidated affiliates was $16.0 million for the Current Quarter. The following table summarizes the results of the Marcellus Shale assets (net to our interest) for the Current Quarter:

Three Months Ended June 30, 2012
Marcellus Shale:
Revenues ($ in thousands)	$34,086
Throughput (Bcf)	61.8
Operating expenses ($ in thousands)	$3,756
Expenses ($ per Mcf)	0.06

Interest Expense. Interest expense was $15.6 million for the Current Quarter compared to $3.8 million for the Prior Quarter. These amounts were net of $3.5 million and $2.7 million of capitalized interest during the Current Quarter and the Prior Quarter, respectively. The increase is related to interest expense on the senior notes issued in April 2011 and January 2012. We incur interest expense on borrowings under our revolving credit facility and senior notes. Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

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

Results of Operations – Six Months Ended June 30, 2012 versus June 30, 2011

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the six months ended June 30, 2012 (the “Current Period”) and the six months ended June 30, 2011 (the “Prior Period”):

	Six Months Ended June 30,
	2012	2011	%(4)
	($ in thousands, except operational data)
Revenues(1)	$304,006	$256,746	18.4%
Operating expenses	93,413	86,845	7.6
Depreciation and amortization expense	79,160	63,685	24.3
General and administrative expense	23,043	18,605	23.9
Other operating expense	195	863	(77.4)

Total operating expenses	195,811	169,998	15.2

Operating income	108,195	86,748	24.7
Income from unconsolidated affiliates	28,958	—	N.M.
Interest expense	(31,594)	(5,277)	N.M.
Other income	59	84	(29.8)

Income before income tax expense	105,618	81,555	29.5
Income tax expense	1,646	1,696	(2.9)

Net income	$103,972	$79,859	30.2

Key Performance Metrics:
Adjusted EBITDA(2)	$239,327	$151,380	58.1
Distributable cash flow(2)	$171,714	$109,944	56.2
Operational Data(3):
Wells connected during period	376	298	26.2
Wells connected at end of period	5,622	4,653	20.8
Throughput, Bcf per day	2.836	2.078	36.5
Miles of pipe at end of period	3,996	3,450	15.8
Gas compression (horsepower) at end of period	329,214	253,979	29.6%

(1)

If either Chesapeake or Total does not meet its minimum volume commitment to the Partnership in the Barnett Shale region or Chesapeake does not meet its minimum volume commitment in the Haynesville Shale region under the relevant gas gathering agreement for specified annual periods, Chesapeake or Total is obligated to pay the Partnership a fee equal to the applicable fee for each thousand cubic feet (“Mcf”) by which the applicable party’s minimum volume commitment for the year exceeds the actual volumes gathered on the Partnership’s systems. Should payments be due under the minimum volume commitment with respect to any year, we recognize the associated revenues in the fourth quarter of that year.

(2)

Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented in accordance with GAAP below under the caption How We Evaluate Our Operations within this Part I, Item 2.

(3)	Operational data includes the gross results for the Marcellus Shale region except for throughput which represents the net throughput allocated to the Partnership’s interest.

(4)	N.M. - not meaningful

Revenues. Our revenues are primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. For the Current Period, revenues were $304.0 million compared to $256.7 million during the Prior Period, primarily as a result of increased throughput in our Barnett Shale region. Barnett Shale throughput increased 26.9 percent due to additional throughput from wells connected in 2011 and the first half of 2012. The increase in Barnett Shale revenues was slightly higher at 28.0 percent as a result of a two percent annual fee escalation that took effect on January 1, 2012. Haynesville Shale throughput was down 27.2 percent as a result of decreased drilling activity and natural declines in this region. Revenues in the Haynesville Shale region were down 20.7 percent as a 2.5 percent annual fee escalation and some temporary third-party throughput at higher fees partially offset the volume decrease. Mid-Continent volume for the Current Period increased 3.2 percent as drilling activity has increased in this liquids-rich region. A 2.5 percent annual fee escalation and a 15 percent fee increase due to annual contractual fee redetermination helped Mid-Continent revenues increase more than 22.6 percent.

We have contractual minimum volume commitments from Chesapeake and Total in the Barnett Shale and from Chesapeake in the Haynesville Shale. The minimum volume commitments are measured annually and any associated revenues are recognized in the fourth quarter of each year. Throughput in these regions during the Current Period was above minimum volume commitment levels.

The following table reflects the Partnership’s revenues and throughput by region for the six-months ended June 30, 2012 and 2011 (please note that Marcellus Shale throughput is excluded from the table below as the financial results of the Marcellus Shale are reported as an equity investment – see Income from Unconsolidated Affiliates in this Results of Operations section of Management’s Discussion and Analysis):

	Six Months Ended June 30,
	2012	2011	% Change
	(In thousands, except percentages and throughput data)
Revenues:
Barnett Shale	$202,843	$158,457	28.0%
Haynesville Shale	35,379	44,634	(20.7)
Mid-Continent	65,784	53,655	22.6

	$304,006	$256,746	18.4%

Throughput (bcf):
Barnett Shale	231.2	182.2	26.9%
Haynesville Shale	69.7	95.7	(27.2)
Mid-Continent	101.3	98.2	3.2

	402.2	376.1	6.9%

Operating Expenses. For the Current Period, operating expenses were $0.23 per Mcf compared to $0.23 per Mcf during the Prior Period. In the Barnett Shale region, throughput has increased and operating expenses have increased in order to generate the additional throughput. We have reduced operating expense in the Haynesville Shale in response to the reduction in throughput in this region; however, we have fixed costs in this area causing the expense per Mcf to increase temporarily. In the Mid-Continent region, operating expenses have increased as we prepare for increased drilling activity in this liquids-rich region.

The following table reflects our operating expenses and operating expenses per Mcf of throughput by region for the six months ended June 30, 2012 and 2011 (please note that Marcellus Shale expenses are excluded from the table below as the financial results of the Marcellus Shale are reported as an equity investment. See Income from Unconsolidated Affiliates in this Results of Operations section of Management’s Discussion and Analysis):

	Six Months Ended June 30,
	2012	2011	% Change
	(In thousands, except percentages and per mcf data)
Operating Expenses:
Barnett Shale	$56,673	$49,831	13.7%
Haynesville Shale	9,026	11,191	(19.3)
Mid-Continent	27,714	25,823	7.3

	$93,413	$86,845	7.6%

Expenses ($ per mcf):
Barnett Shale	$0.24	$0.27	(11.1)%
Haynesville Shale	0.13	0.12	8.3
Mid-Continent	0.27	0.26	3.8

	$0.23	$0.23	—%

Depreciation and Amortization Expense. Depreciation expense for the Current Period was $73.5 million compared to $58.0 million during the Prior Period. Amortization expense for the Current Period and Prior Period was $5.7 million. The increase is a result of capital expenditures made in 2011 and early 2012.

General and Administrative Expense. During the Current Period, general and administrative expenses were $23.0 million compared to $18.6 million during the Prior Period. This increase is primarily attributable to additional overhead expenses resulting from the acquisition of the Marcellus Shale assets in December 2011.

Income from Unconsolidated Affiliates. In December 2011, we acquired all of the issued and outstanding common units of Appalachia Midstream. We operate 100 percent of and own an interest in 11 gas gathering systems in the Marcellus Shale in Pennsylvania and West Virginia. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon and Mitsui. In the Current Period, we connected 115 new wells and our net throughput was 0.626 Bcf per day. Income from unconsolidated affiliates was $29.0 million for the Current Period. The following table summarizes the results of the Marcellus Shale assets (net to our interest) for the Current Period:

Six Months Ended June 30, 2012
Marcellus Shale:
Revenues ($ in thousands)	$63,345
Throughput (Bcf)	114.0
Operating expenses ($ in thousands)	$7,490
Expenses ($ per Mcf)	0.07

Interest Expense. Interest expense was $31.6 million for the Current Period compared to $5.3 million for the Prior Period. These amounts were net of $5.7 million and $4.7 million of capitalized interest during the Current Period and the Prior Period, respectively. The increase is related to interest expense on the senior notes issued in April 2011 and January 2012. We incur interest expenses on borrowings under our revolving credit facility and senior notes. Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

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

Working Capital (Deficit). Working capital is defined as the amount by which current assets exceed current liabilities and may indicate the potential need for short-term funding. As of June 30, 2012, we had a working capital deficit of $(9.3) million and as of December 31, 2011, we had a working capital deficit of $(54.9) million.

Cash Flows. Net cash provided by (used in) operating activities, investing activities and financing activities of the Partnership for the six months ended June 30, 2012 and June 30, 2011, were as follows:

	Six Months Ended June 30,
	2012	2011
	($ in thousands)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$136,398	$205,988
Investing activities	$(178,475)	$(214,933)
Financing activities	$57,173	$(6,880)

Operating Activities. Net cash provided by operating activities was $136.4 million for the Current Period compared to $206.0 million during the Prior Period. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, amortization and gains or losses on the sales of fixed assets. See additional discussion in the Results of Operations section above in the Management’s Discussion and Analysis.

Investing Activities. Net cash used in investing activities for the Current Period decreased $36.5 million compared to the Prior Period. Approximately $178.5 million was used in investing activities during 2012. This amount included approximately $140.9 million in additions to property, plant and equipment and $43.2 million in additions to our investment in unconsolidated affiliates.

Financing Activities. Net cash provided by (used in) financing activities increased $64.1 million for the Current Period as compared to the Prior Period. This increase was primarily attributable to an increase in net borrowings.

Sources of Liquidity

At June 30, 2012, our potential sources of liquidity included:

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

Revolving Credit Facility

On June 15, 2012, we amended our revolving credit facility. The amendment did not change the total borrowing capacity, which provides us with up to $1 billion of borrowing capacity and includes a sub-limit up to $50 million for same-day swing line advances. The credit facility, as amended, includes a sub-limit up to $200 million for letters of credit, an increase of $150 million from the revolving credit facility agreement in effect prior to June 15, 2012. In addition, the credit facility contains an accordion feature that allows us to increase the available borrowing capacity under the facility up to $1.25 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the facility. The credit facility matures in June 2016. As of June 30, 2012 and December 31, 2011, respectively, we had approximately $148.7 million and $712.9 million of borrowings outstanding under our revolving credit facility.

Borrowings under the credit facility are available to fund working capital, finance capital expenditures and acquisitions, provide for the issuance of letters of credit and for general partnership purposes. The credit facility is secured by all of our assets, and loans thereunder (other than swing line loans) bear interest at our option at either (i) the greater of (a) the reference rate of Wells Fargo Bank, NA, (b) the federal funds effective rate plus 0.50 percent or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (LIBOR), plus 1.00 percent, each of which is subject to a margin that varies from 0.625 percent to 1.50 percent per annum, according to the Partnership’s leverage ratio (as defined in the agreement), or (ii) the Eurodollar rate plus a margin that varies from 1.625 percent to 2.50 percent per annum, according to our leverage ratio. If we reach investment grade status, we will have the option to release the security under the credit facility and amounts borrowed will bear interest under a specified ratings-based pricing grid. The unused portion of the credit facility is subject to commitment fees of (a) 0.25 percent to 0.40 percent per annum while we are subject to the leverage-based pricing grid, according to our leverage ratio and (b) 0.20 percent to 0.35 percent per annum while we are subject to the ratings-based pricing grid, according to our senior unsecured long-term debt ratings.

Our credit facility agreement requires maintenance of a consolidated leverage ratio (as defined in the amended credit facility agreement), and an EBITDA-to-interest-expense ratio (as defined in the amended credit facility agreement). We are in compliance with all covenants under the agreement at June 30, 2012.

Additionally, the credit facility contains various covenants and restrictive provisions which limit us and our subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments, acquisitions or other restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness. If we fail to perform our obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the credit facility could be declared immediately due and payable. The credit facility, as amended, also has cross default provisions that apply to any other indebtedness we may have with an outstanding principal amount in excess of $50 million, an increase of $35 million from the credit facility agreement in effect prior to June 15, 2012.

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

Senior Notes

On January 11, 2012, we and ACMP Finance Corp., a wholly owned subsidiary of Access MLP Operating, L.L.C., completed a private placement of $750.0 million in aggregate principal amount of 6.125 percent senior notes due 2022 (the “2022 Notes”). We used a portion of the net proceeds to repay all borrowings outstanding under our revolving credit facility and used the balance for general partnership purposes. Debt issuance costs of $13.8 million are being amortized over the life of the 2022 Notes.

On April 19, 2011, we and ACMP Finance Corp. completed a private placement of $350.0 million in aggregate principal amount of 5.875 percent senior notes due 2021 (the “2021 Notes”). We used a portion of the net proceeds to repay borrowings outstanding under our revolving credit facility and used the balance for general partnership purposes. Debt issuance costs of $8.2 million are being amortized over the life of the 2021 Notes.

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

For the Current Period, growth capital expenditures totaled $279.1 million and maintenance capital expenditures totaled $37.0 million. Our future capital expenditures may vary significantly from budgeted amounts and from period to period based on the investment opportunities that become available to us.

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

Distributions

	Declaration Date	Record Date	Distribution Date	Distribution Declared	Total Cash Distribution
					($ in thousands)
2012
Second quarter	July 27, 2012	August 7, 2012	August 14, 2012	$0.4200	$64,164
First quarter	April 27, 2012	May 8, 2012	May 15, 2012	0.4050	61,543

2011
Fourth quarter	January 27, 2012	February 7, 2012	February 14, 2012	$0.3900	$58,932
Third quarter	October 28, 2011	November 7, 2011	November 14, 2011	0.3750	52,868
Second quarter	July 26, 2011	August 5, 2011	August 12, 2011	0.3625	51,106
First quarter	April 26, 2011	May 6, 2011	May 13, 2011	0.3500	49,343

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

Commodity Price Risk

We attempt to mitigate commodity price risk by contracting our operations on a long-term fixed-fee basis and through various provisions in our gas gathering agreements that are intended to support the stability of our cash flows. Natural gas prices are historically impacted by changes in the supply and demand of natural gas, as well as market uncertainty. However, an actual or anticipated prolonged reduction in natural gas prices or disparity in oil and natural gas pricing could result in reduced drilling in our areas of operations and, accordingly, in volumes of natural gas gathered by our systems. Notwithstanding the minimum volume commitments of Chesapeake and Total in our Barnett Shale region and Chesapeake in our Haynesville Shale region and the fee redetermination provisions under our gas gathering agreements, a reduction in volumes of natural gas gathered by our systems could adversely affect both our profitability and our cash flows. Adverse effects on our cash flows from reductions in natural gas prices could adversely affect our ability to make cash distributions to our unitholders.

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

ITEM 4. Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2012.

During the three-month periods ended June 30, 2012, the Partnership implemented several modules of a new enterprise resource planning system (“ERP”), PeopleSoft Enterprise Financial and Supply Chain Management (“PeopleSoft”). PeopleSoft, coupled with streamlined business processes and other software solutions, will allow the Partnership to implement integrated processes and systems linking accounting, finance, supply chain, project management, data and people. This implementation was part of a focus on upgrading and enhancing the Partnership’s financial systems and was not in response to any internal control deficiencies. The Partnership is in the process of testing the internal controls over financial reporting to accommodate these modifications to the Partnership’s business processes.

With the exception of the ERP implementation described above, there has been no change in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 with the exception of the items listed below that reflect changes in our ownership structure following the GIP acquisition discussed elsewhere in this report.

Risks Related to Our Business

Our right of first offer with respect to certain of Chesapeake’s future midstream divestitures as well as development and acquisition opportunities adjacent to certain of our existing areas of operation is subject to risks and uncertainty, and thus may not enhance our ability to grow our business.

Subject to certain exceptions, our omnibus agreement provides us with a right of first offer on future Chesapeake midstream divestitures as well as development and acquisition opportunities adjacent to our existing areas of operation in the Barnett Shale and Mid-Continent region. The consummation and timing of any future transactions pursuant to the exercise of our right of first offer with respect to any particular business opportunity will depend upon, among other things, our ability to negotiate definitive agreements with respect to such opportunities and our ability to obtain financing on acceptable terms. We may not be able to successfully consummate future transactions pursuant to these rights. Additionally, Chesapeake is under no obligation to accept any offer made by us with respect to such opportunities. Furthermore, for a variety of reasons, we may decide not to exercise these rights when they become available, and our decision will not be subject to unitholder approval. In addition, first offer rights under the omnibus agreement may be terminated by Chesapeake at any time GIP holds less than half of the ownership interest it held in Access Midstream Ventures, L.L.C. (formerly known as Chesapeake Midstream Ventures, L.L.C.) at the time of our initial public offering, the sole member of our general partner (“Access Midstream Ventures”).

If our services agreement with Chesapeake is terminated, or if Chesapeake fails to provide us with adequate services, we will have to obtain those services internally or through third-party arrangements.

We depend on Chesapeake to provide us certain general and administrative services and any additional services we may request pursuant to our services agreement. The term of the provision of general and administrative services by Chesapeake under the services agreement will continue until December 31, 2013, subject to certain conditions and limitations. Though Chesapeake will agree to perform such services using no less than a reasonable level of care in accordance with industry standards, if Chesapeake fails to provide us adequate services, or if the services agreement is terminated for any reason, we will have to obtain these services internally or through third-party arrangements which may result in increased costs to us.

Risks Inherent in an Investment in Us

GIP, through its ownership of Access Midstream Ventures, indirectly owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including GIP and Access Midstream Ventures, have conflicts of interest with us and limited fiduciary duties, and they may favor their own interests to the detriment of us and our common unitholders.

Access Midstream Ventures, which is owned and controlled by the GIP I Entities and GIP II, owns and controls our general partner and appoints all of the officers and directors of our general partner, some of whom are also officers and directors of GIP and/or Access Midstream Ventures. Although our general partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to its owner, Access Midstream Ventures. Conflicts of interest will arise between GIP, Access Midstream Ventures and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of GIP and/or Access Midstream Ventures over our interests and the interests of our common unitholders. These conflicts include the following situations, among others:

•	Neither our partnership agreement nor any other agreement requires GIP or Access Midstream Ventures to pursue a business strategy that favors us.

•	Our general partner is allowed to take into account the interests of parties other than us, such as GIP or Access Midstream Ventures, in resolving conflicts of interest.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner consists of seven members, three of whom are independent. Access Midstream Ventures, which is owned and controlled by the GIP I Entities and GIP II, is the sole member of our general partner and has the right to appoint our general partner’s entire board of directors, including our three independent directors. If the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Even if holders of our common units are dissatisfied, they cannot remove our general partner currently without GIP’s consent.

Our unitholders are currently unable to remove our general partner because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of June 30, 2012, the GIP I Entities and GIP II together own approximately 69.5 percent of our outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all subordinated units held by our general partner and its affiliates will automatically be converted into common units. If no units held by any holder of subordinated units or its affiliates are voted in favor of that removal, all subordinated units will convert automatically into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

GIP may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of June 30, 2012, the GIP I Entities and GIP II hold an aggregate of 33,704,666 common units and 69,076,122 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide GIP with certain registration rights. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a call right that may require you to sell your units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80 percent of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return or a negative return on your investment. You may also incur a tax liability upon a sale of your units. As of June 30, 2012, the GIP I Entities and GIP II together own approximately 42.7 percent (exclusive of subordinated units) of our outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units) or other events that affect any of the GIP I Entities or GIP II’s ownership, GIP will own an aggregate of approximately 69.5 percent of our outstanding common units.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6. Exhibits

The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Amendment to the Certificate Limited Partnership of Chesapeake Midstream Partners, L.P.	8-K	001-34831	3.1	07/30/2012

3.2	Composite Certificate of Limited Partnership of Access Midstream Partners, L.P.	8-K	001-34831	3.2	07/30/2012

3.3	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P.	8-K	001-34831	3.3	07/30/2012

3.4	Composite Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P.	8-K	001-34831	3.4	07/30/2012

3.5	Certificate of Amendment to the Certificate of Formation of Chesapeake Midstream GP, L.L.C.	8-K	001-34831	3.5	07/30/2012

3.6	Composite Certificate of Formation of Access Midstream Partners GP, L.L.C.	8-K	001-34831	3.6	07/30/2012

3.7	Second Amended and Restated Limited Liability Company Agreement of Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	3.2	08/05/2010

10.1	Second Amendment to Amended and Restated Credit Agreement among Chesapeake MLP Operating, L.L.C., as the Borrower, Chesapeake Midstream Partners, L.P., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, The Royal Bank of Scotland, plc, as Syndication Agent, Bank of Montreal, Compass Bank and the Bank of Nova Scotia, as Co-Documentation Agents, and the other Lenders as parties thereto, dated as of June 15, 2012.	8-K	001-34831	10.1	06/20/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.2	Letter Agreement by and among Chesapeake Midstream GP, L.L.C, Chesapeake Midstream Partners, L.P., Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P. and GIP-C Holding (CHK), L.P., dated June 15, 2012.	8-K	001-34831	10.2	06/20/2012

10.3	Investor Rights Agreement by and among Chesapeake Midstream Ventures, L.L.C., Chesapeake Midstream Holdings, L.L.C., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P., GIP-C Holding (CHK), L.P., GIP II Eagle 1 Holding, L.P., GIP II Eagle 2 Holding, L.P., GIP II Eagle 3 Holding, L.P. and GIP II Eagle 4 Holding, L.P., dated June 15, 2012.	13D/A	005-86017	1.3	06/19/2012

10.4	Management Rights Agreement by and among GIP II-B Eagle AIV 1, L.P., GIP II Eagle 1 Holding, L.P., GIP II Eagle 2 Holding, L.P., GIP II Eagle 3 Holding, L.P., Chesapeake Midstream Ventures, L.L.C., Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P. and Chesapeake MLP Operating, L.L.C., dated June 15, 2012.	8-K	001-34831	10.4	06/20/2012

10.5	Amendment to Omnibus Agreement by and among Chesapeake Midstream Holdings, L.L.C., Chesapeake Midstream Ventures, L.L.C. and Chesapeake Midstream Partners, L.P., dated June 15, 2012.	8-K	001-34831	10.5	06/20/2012

10.6	Amendment to Letter Agreement by and among Chesapeake Midstream GP, L.L.C, Chesapeake Midstream Partners, L.P., Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P. and GIP-C Holding (CHK), L.P., dated June 29, 2012	8-K	001-34831	10.1	07/06/2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.7	Amended and Restated Management Rights Agreement by and among GIP II-B Eagle AIV 1, L.P., GIP II Eagle Holdings Partnership, L.P., GIP II Eagle 2 Holding, L.P., GIP II Eagle Acquisition Holdings GP, LLC, Chesapeake Midstream Ventures, L.L.C., Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P. and Chesapeake MLP Operating, L.L.C., dated June 29, 2012	8-K	001-34831	10.2	07/06/2012

31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

101.INS	XBRL Instance Document.						X

101.SCH	XBRL Taxonomy Extension Schema Document.						X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.						X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.						X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESS MIDSTREAM PARTNERS, L.P. By: Access Midstream Partners GP, L.L.C., its general partner

Date: August 8, 2012	By:	/s/ J. MIKE STICE
J. Mike Stice
Chief Executive Officer

Date: August 8, 2012	By:	/s/ DAVID C. SHIELS
David C. Shiels
Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Certificate of Amendment to the Certificate Limited Partnership of Chesapeake Midstream Partners, L.P.	8-K	001-34831	3.1	07/30/2012

3.2	Composite Certificate of Limited Partnership of Access Midstream Partners, L.P.	8-K	001-34831	3.2	07/30/2012

3.3	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P.	8-K	001-34831	3.3	07/30/2012

3.4	Composite Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P.	8-K	001-34831	3.4	07/30/2012

3.5	Certificate of Amendment to the Certificate of Formation of Chesapeake Midstream GP, L.L.C.	8-K	001-34831	3.5	07/30/2012

3.6	Composite Certificate of Formation of Access Midstream Partners GP, L.L.C.	8-K	001-34831	3.6	07/30/2012

3.7	Second Amended and Restated Limited Liability Company Agreement of Chesapeake MLP Operating, L.L.C., dated August 3, 2010.	8-K	001-34831	3.2	08/05/2010

10.1	Second Amendment to Amended and Restated Credit Agreement among Chesapeake MLP Operating, L.L.C., as the Borrower, Chesapeake Midstream Partners, L.P., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, The Royal Bank of Scotland, plc, as Syndication Agent, Bank of Montreal, Compass Bank and the Bank of Nova Scotia, as Co-Documentation Agents, and the other Lenders as parties thereto, dated as of June 15, 2012.	8-K	001-34831	10.1	06/20/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.2	Letter Agreement by and among Chesapeake Midstream GP, L.L.C, Chesapeake Midstream Partners, L.P., Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P. and GIP-C Holding (CHK), L.P., dated June 15, 2012.	8-K	001-34831	10.2	06/20/2012

10.3	Investor Rights Agreement by and among Chesapeake Midstream Ventures, L.L.C., Chesapeake Midstream Holdings, L.L.C., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P., GIP-C Holding (CHK), L.P., GIP II Eagle 1 Holding, L.P., GIP II Eagle 2 Holding, L.P., GIP II Eagle 3 Holding, L.P. and GIP II Eagle 4 Holding, L.P., dated June 15, 2012.	13D/A	005-86017	1.3	06/19/2012

10.4	Management Rights Agreement by and among GIP II-B Eagle AIV 1, L.P., GIP II Eagle 1 Holding, L.P., GIP II Eagle 2 Holding, L.P., GIP II Eagle 3 Holding, L.P., Chesapeake Midstream Ventures, L.L.C., Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P. and Chesapeake MLP Operating, L.L.C., dated June 15, 2012.	8-K	001-34831	10.4	06/20/2012

10.5	Amendment to Omnibus Agreement by and among Chesapeake Midstream Holdings, L.L.C., Chesapeake Midstream Ventures, L.L.C. and Chesapeake Midstream Partners, L.P., dated June 15, 2012.	8-K	001-34831	10.5	06/20/2012

10.6	Amendment to Letter Agreement by and among Chesapeake Midstream GP, L.L.C, Chesapeake Midstream Partners, L.P., Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P. and GIP-C Holding (CHK), L.P., dated June 29, 2012	8-K	001-34831	10.1	07/06/2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.7	Amended and Restated Management Rights Agreement by and among GIP II-B Eagle AIV 1, L.P., GIP II Eagle Holdings Partnership, L.P., GIP II Eagle 2 Holding, L.P., GIP II Eagle Acquisition Holdings GP, LLC, Chesapeake Midstream Ventures, L.L.C., Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P. and Chesapeake MLP Operating, L.L.C., dated June 29, 2012	8-K	001-34831	10.2	07/06/2012

31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

101.INS	XBRL Instance Document.						X

101.SCH	XBRL Taxonomy Extension Schema Document.						X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.						X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.						X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.						X