Form 10-Q
period 2012-09-30
ACCESS MIDSTREAM PARTNERS LP
filed 2012-11-07
CIK 1483096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]    Accelerated filer [X]    Non-accelerated filer [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

As of November 1, 2012, the registrant had 78,923,018 common units outstanding.

ACCESS MIDSTREAM PARTNERS, L.P.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20	$22
Accounts receivable, including $41,540 and $61,030 from related parties at September 30, 2012 and December 31, 2011, respectively	63,060	81,297
Prepaid expenses	15,136	1,336
Other current assets	6,479	5,533

Total current assets	84,695	88,188

Property, plant and equipment:
Gathering systems	3,103,301	2,954,868
Other fixed assets	63,655	53,611
Less: Accumulated depreciation	(552,046)	(480,555)

Total property, plant and equipment, net	2,614,910	2,527,924

Investment in unconsolidated affiliates	1,068,681	886,558
Intangible customer relationships, net	150,148	158,621
Deferred loan costs, net	31,808	21,947

Total assets	$3,950,242	$3,683,238

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$9,473	$19,443
Accrued liabilities, including $38,757 and $62,823 to related parties at September 30, 2012 and December 31, 2011, respectively	117,688	123,651

Total current liabilities	127,161	143,094

Long-term liabilities:
Long-term debt	1,374,500	1,062,900
Other liabilities	3,459	4,099

Total long-term liabilities	1,377,959	1,066,999

Commitments and contingencies (Note 8)
Partners’ capital:
Common units (78,922,972 and 78,876,643 issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	1,547,480	1,561,504
Subordinated units (69,076,122 issued and outstanding at September 30, 2012 and December 31, 2011)	854,506	869,241
General partner interest	43,136	42,400

Total partners’ capital	2,445,122	2,473,145

Total liabilities and partners’ capital	$3,950,242	$3,683,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands, except per unit data)
Revenues, including revenues from related parties (Note 6)	$156,092	$140,105	$460,098	$396,851

Operating expenses
Operating expenses, including expenses from related parties (Note 7)	49,805	43,233	143,218	130,078
Depreciation and amortization expense	41,163	35,021	120,323	98,706
General and administrative expense, including expenses from related parties (Note 7)	15,283	8,940	38,326	27,545
Other operating (income) expense	(628)	(40)	(433)	823

Total operating expenses	105,623	87,154	301,434	257,152

Operating income	50,469	52,951	158,664	139,699

Other income (expense):
Income from unconsolidated affiliates	15,724	—	44,682	—
Interest expense (Note 4)	(15,219)	(4,250)	(46,813)	(9,527)
Other income	115	137	174	221

Income before income tax expense	51,089	48,838	156,707	130,393
Income tax expense	861	665	2,507	2,361

Net income	$50,228	$48,173	$154,200	$128,032

Limited partner interest in net income
Net income	$50,228	$48,173	$154,200	$128,032
Less general partner interest in net income	(2,364)	(964)	(5,545)	(2,560)

Limited partner interest in net income	$47,864	$47,209	$148,655	$125,472

Net income per limited partner unit – basic and diluted
Common units	$0.32	$0.34	$1.00	$0.91
Subordinated units	$0.32	$0.34	$1.00	$0.91

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	($ in thousands)
Cash flows from operating activities:
Net income	$154,200	$128,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,323	98,706
Income from unconsolidated affiliates	(44,682)	—
Other non-cash items	5,661	5,177
Changes in assets and liabilities:
Decrease in accounts receivable	12,547	54,579
Increase in other assets	(15,289)	(87)
Increase (decrease) in accounts payable	(6,579)	9,266
Increase in accrued liabilities	16,492	2,821

Net cash provided by operating activities	242,673	298,494

Cash flows from investing activities:
Additions to property, plant and equipment	(231,632)	(326,603)
Proceeds from sale of assets	9,316	1,522
Investments in unconsolidated affiliates	(139,216)	—

Net cash used in investing activities	(361,532)	(325,081)

Cash flows from financing activities:

Proceeds from long-term debt borrowings	847,500	331,400
Payments on long-term debt borrowings	(1,285,900)	(513,200)
Proceeds from issuance of senior notes	750,000	350,000
Debt issuance costs	(13,824)	(10,101)
Distributions to unitholders	(184,639)	(148,029)
Initial public offering costs	—	(1,280)
Other adjustments	5,720	4

Net cash provided by financing activities	118,857	8,794

Net decrease in cash and cash equivalents	(2)	(17,793)
Cash and cash equivalents, beginning of period	22	17,816

Cash and cash equivalents, end of period	$20	$23

Supplemental disclosure of non-cash investing activities:
Changes in accounts payable and other liabilities related to purchases of property, plant and equipment	$14,855	$14,142
Changes in other liabilities related to asset retirement obligations	$133	$194

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Limited Partners		General
	Common	Subordinated	Partner	Total
	($ in thousands)
Balance at December 31, 2011	$1,561,504	$869,241	$42,400	$2,473,145
Net income	79,463	69,192	5,545	154,200
Distributions to unitholders	(95,873)	(83,928)	(4,838)	(184,639)
Non-cash equity based compensation	2,488	—	—	2,488
Other adjustments	(101)	—	29	(72)

Balance at September 30, 2012	$1,547,481	$854,505	$43,136	$2,445,122

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

GIP Acquisition and ACMP Letter Agreement

During the second quarter of 2012, GIP II Eagle Holdings Partnership, L.P. (together with its affiliates, “GIP II”) acquired Chesapeake’s 50.0 percent interest in the Partnership’s general partner and all of the common units and subordinated units in the Partnership that were previously held by Chesapeake. The remaining 50 percent interest in the Partnership’s general partner continues to be owned by certain entities managed by Global Infrastructure Management, L.L.C. (the “GIP I Entities” and together with GIP II, “GIP”). As of September 30, 2012, the GIP I Entities and GIP II together own 100.0 percent of the Partnership’s general partner and 69.4 percent of the common and subordinated units representing limited partner interests in the Partnership. Concurrent with this acquisition, GIP II signed a letter agreement to acquire certain midstream assets from Chesapeake Midstream Development L.P. (“CMD”), Chesapeake’s wholly owned midstream subsidiary, and the Partnership signed a letter agreement to acquire from Chesapeake certain Mid-Continent gathering and processing assets. Each of the proposed transactions is subject to a number of conditions, including completion of due diligence investigations, negotiation and execution of definitive agreements and receipt of any required regulatory approvals. There can be no assurance that either transaction will be consummated.

Acquisition

On December 29, 2011, the Partnership acquired from CMD all of the issued and outstanding common units of Appalachia Midstream Services, L.L.C. (“Appalachia Midstream”) for total consideration of $879.3 million, consisting of 9,791,605 common units and $600.0 million in cash that was financed with a draw on the Partnership’s revolving credit facility. The Partnership operates 100.0 percent of and owns an interest in 11 gas gathering systems in the Marcellus Shale. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon Energy Ltd. (“Epsilon”) and Mitsui. The 100.0 percent fixed-fee gathering agreements include significant acreage dedications and annual fee redeterminations. In addition, CMD committed to pay the Partnership quarterly any shortfall between the actual EBITDA from these assets and specified quarterly targets, with the quarterly targets adding to a total of $100 million in 2012 and $150 million in 2013. Actual EBITDA exceeded the commitment in the first three quarters of 2012 and no payment was owed by CMD.

Holdings of Partnership Capital

At September 30, 2012, the Partnership had outstanding 78,922,972 common units, 69,076,122 subordinated units, a two percent general partner interest and incentive distribution rights (“IDRs”). IDRs entitle the holder to specified increasing percentages of cash distributions as the Partnership’s per-unit cash distributions increase above specified levels. Common units held by the public represented 30.6 percent of all outstanding limited partner interests, and the GIP I Entities and GIP II together held 69.4 percent of the remaining limited partner interests. The limited partners, collectively, hold a 98.0 percent limited partner interest in the Partnership and the general partner, which is indirectly owned and controlled together by the GIP I Entities and GIP II, holds a two percent general partner interest in the Partnership and all of the Partnership’s IDRs.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying financial statements and related notes present the unaudited condensed consolidated balance sheets of the Partnership as of September 30, 2012 and December 31, 2011. They also include the unaudited condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2012 and 2011, the unaudited condensed consolidated statements of cash flows for the Partnership for the nine-month periods ended September 30, 2012 and 2011, and the unaudited changes in partners’ capital of the Partnership for the nine-month period ended September 30, 2012.

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

The results of operations for the nine-month period ended September 30, 2012, are not indicative of results that may be expected for the full fiscal year.

2.	Partnership Capital and Distributions

The partnership agreement requires that, within 45 days after the end of each quarter, the Partnership distribute its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the three and nine-month periods ended September 30, 2012, the Partnership paid cash distributions to its unitholders of approximately $64.2 million and $184.6 million, respectively, representing a $0.39 per-unit distribution for the quarter ended December 31, 2011, a $0.405 per-unit distribution for the quarter ended March 31, 2012 and a $0.42 per-unit distribution for the quarter ended June 30, 2012. See also Note 10 — Subsequent Events, concerning distributions declared on October 25, 2012, for the three-month period ended September 30, 2012.

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

Subordinated Units

All subordinated units are held indirectly by the GIP I Entities and GIP II as of September 30, 2012. These units are considered subordinated because for a period of time (the “Subordination Period”), the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution of $0.3375 per common unit plus any arrearages from prior quarters.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ACCESS MIDSTREAM PARTNERS, L.P.

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

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units (in thousands, except per-unit information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands, except per unit data)
Net income attributable to Access Midstream Partners, L.P.	$50,228	$48,173	$154,200	$128,032
Less general partner interest in net income	(2,364)	(964)	(5,545)	(2,560)

Limited partner interest in net income	$47,864	$47,209	$148,655	$125,472

Net income allocable to common units	$25,603	$23,653	$79,463	$62,826
Net income allocable to subordinated units	22,261	23,556	69,192	62,646

Limited partner interest in net income	$47,864	$47,209	$148,655	$125,472

Net income per limited partner unit – basic and diluted
Common units	$0.32	$0.34	$1.00	$0.91
Subordinated units	0.32	0.34	1.00	0.91

Total	$0.32	$0.34	$1.00	$0.91

Weighted average limited partner units outstanding used for basic and diluted net income per unit calculation
Common units	79,433,799	69,358,613	79,329,679	69,267,825
Subordinated units	69,076,122	69,076,122	69,076,122	69,076,122

Total	148,509,921	138,434,735	148,405,801	138,343,947

4.	Long-Term Debt

The following table presents the Partnership’s outstanding debt as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Revolving credit facility	$274,500	$712,900
5.875 percent senior notes due April 2021	350,000	350,000
6.125 percent senior notes due July 2022	750,000	—

Total long-term debt	$1,374,500	$1,062,900

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s average interest rate and average debt balance for the three-months ended September 30, 2012:

	Average Interest Rate	Average Balance
		(in thousands)
Revolving credit facility	2.020%	$180,529
5.875 percent senior notes due April 2021	5.875	350,000
6.125 percent senior notes due July 2022	6.125%	$750,000

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

The revolving credit facility agreement contains certain negative covenants that (i) limit the Partnership’s ability, as well as the ability of certain of its subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require the Partnership to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for the Partnership to maintain the EBITDA-to-interest-expense ratio if the Partnership reaches investment grade status. The Partnership was in compliance with all covenants under the agreement at September 30, 2012.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Notes

On January 11, 2012, the Partnership and ACMP Finance Corp., a wholly owned subsidiary of Access MLP Operating, L.L.C., completed a private placement of $750.0 million in aggregate principal amount of 6.125 percent senior notes due 2022 (the “2022 Notes”). The Partnership used a portion of the net proceeds to repay all borrowings outstanding under its revolving credit facility and used the balance for general partnership purposes. Debt issuance costs of $13.8 million are being amortized over the life of the 2022 Notes.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capitalized Interest

For the three-month periods ended September 30, 2012 and 2011, interest expense was net of capitalized interest of $4.2 million and $2.7 million, respectively, and $9.9 million and $7.3 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

5.	Equity-Based Compensation

Certain employees of Chesapeake have been seconded to the Partnership pursuant to a secondment agreement to provide operating, routine maintenance and other services with respect to the business under the direction, supervision and control of the Partnership’s general partner. The term of the secondment agreement was extended until December 31, 2013, as part of GIP’s acquisition of Chesapeake’s ownership interests in the Partnership in June 2012. See Footnote 7 – Transactions with Related Parties for more information. A number of these employees receive equity-based compensation through Chesapeake’s equity-based compensation programs, which consist of restricted stock or restricted units issued to employees. The fair value of the awards issued is determined based on the fair market value of the shares or units on the date of grant. For grants of Partnership units, expense is based on current fair value at the vest date and recognized over the vesting period. The vesting period is generally four or five years from the date of grant. To the extent compensation cost relates to employee activities directly involved in gathering or treating operations, such amounts are charged to the Partnership and are reflected as operating expenses. To the extent compensation cost relates to employees indirectly involved in gathering or treating operations, such amounts are charged to the Partnership through an overhead allocation and are reflected as general and administrative expenses. Employee compensation expense related to restricted stock and restricted unit awards for the three-month period ended September 30, 2012, was immaterial.

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

The following table summarizes LTIP award activity for the nine months ended September 30, 2012:

	Units	Value per Unit
Restricted units unvested at beginning of period	273,258	$28.50
Granted	321,327	28.37
Vested	(46,329)	28.52
Forfeited	(41,204)	28.48

Restricted units unvested at end of period	507,052	$28.41

6.	Major Customers and Concentration of Credit Risk

Chesapeake Energy Marketing, Inc. (“CEMI”), a wholly owned subsidiary of Chesapeake, accounted for $124.7 million and $116.2 million of the Partnership’s revenues for the three-month periods ended September 30, 2012 and 2011, respectively, and $370.7 million and $331.6 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Total accounted for $22.8 million and $19.0 million of the Partnership’s revenues for the three-month periods ended September 30, 2012 and 2011, respectively, and $67.3 million and $53.6 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. On September 30, 2012 and December 31, 2011, cash and cash equivalents were invested in a non-interest bearing account and money market funds with investment grade ratings.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Chesapeake and its affiliates provide certain services including legal, accounting, treasury, human resources, information technology and administration. The employees supporting these operations are employees of CEMI or Chesapeake. On June 15, 2012, in connection with the closing of the first portion of the GIP acquisition, the Partnership entered into a Letter Agreement with Chesapeake to continue the terms of these services until December 31, 2013. The condensed consolidated financial statements for the Partnership include costs allocated from Chesapeake and CEMI for centralized general and administrative services, as well as depreciation of assets utilized by Chesapeake’s centralized general and administrative functions. The Partnership is charged a general and administrative fee from Chesapeake based on the terms of the joint venture agreement. The established terms indicate corporate overhead costs are charged to the Partnership based on actual cost of the services provided, subject to a cap based on volumes of natural gas gathered. The cap is calculated as the lesser of $0.03065/Mcf gathered or actual corporate overhead costs, excluding those overhead costs that are billed directly to the Partnership. General and administrative charges of the Partnership were $6.5 million and $5.6 million for the three-month periods ended September 30, 2012 and 2011, and $18.6 million and $17.4 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Chesapeake and its affiliates also provide compression services to the Partnership. The Partnership is charged for compressor rentals based on long-term compressor rental agreements with MidCon Compression, LLC, a wholly owned indirect subsidiary of Chesapeake. For the three-month periods ended September 30, 2012 and 2011, compressor rental charges from related parties were $15.6 million and $14.8 million, respectively, and $47.0 million and $43.2 million for the nine-month periods ended September 30, 2012 and 2011, respectively. These charges are included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of employment-related matters. Management believes that these routine legal proceedings will not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows. Once information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to the estimate of the likely exposure. There was not an accrual for legal contingencies as of September 30, 2012 or December 31, 2011.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	September 30, 2012		December 31, 2011
	Carrying amount	Fair value (Level 2)	Carrying amount	Fair value (Level 2)
	($ in thousands)
Financial liabilities:
Revolving credit facility	$274,500	$274,500	$712,900	$712,900
2021 Notes	350,000	364,000	350,000	350,221
2022 Notes	750,000	799,223	—	—

The carrying amount of cash and cash equivalents (Level 1), accounts receivable and accounts payable reported on the balance sheet approximates fair value due to their short-term maturities.

10.	Subsequent Events

Distribution

On October 25, 2012, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.435 per unit, together with the corresponding distribution to the general partner. The cash distribution will be paid on November 14, 2012, to unitholders of record at the close of business on November 7, 2012, and to the general partner.

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

Our gathering systems operate in our Barnett Shale region in north-central Texas, our Haynesville Shale region in northwest Louisiana, our Marcellus Shale region in Pennsylvania and West Virginia, and our Mid-Continent region which includes the Anadarko, Arkoma, Delaware and Permian Basins. We service approximately 2,374 wells in the core of the Barnett Shale region. Our Springridge gathering system services approximately 232 wells in one of the core areas of the Haynesville Shale. In the Marcellus Shale region, we own an equity interest in 11 gas gathering systems. In our Mid-Continent region, we have an enhanced focus on the unconventional resources located in the Colony Granite Wash and Texas Panhandle Granite Wash plays of the Anadarko Basin. For the three-month period ended September 30, 2012, our assets gathered approximately 2.825 billion cubic feet (“Bcf”) of natural gas per day, on a net basis. In total, we operate systems consisting of approximately 4,155 miles of gathering pipelines, servicing approximately 5,808 natural gas wells.

We generated approximately 67 percent of our revenues from our gathering systems in our Barnett Shale region, approximately 10 percent of our revenues from our gathering systems in our Haynesville Shale region and approximately 23 percent of our revenues from our gathering systems in our Mid-Continent region for the three-month period ended September 30, 2012. Revenues from the Marcellus Shale region are accounted for as part of our equity investment in these assets.

GIP Acquisition of Additional Ownership Interests

During the second quarter of 2012, GIP II acquired Chesapeake’s 50.0 percent interest in the Partnership’s general partner and all of the common units and subordinated units in the Partnership that were previously held by Chesapeake. Concurrent with this acquisition, GIP II signed a letter agreement to acquire certain midstream assets from Chesapeake Midstream Development L.P. (“CMD”), Chesapeake’s wholly owned midstream subsidiary, and the Partnership signed a letter agreement to acquire from Chesapeake certain Mid-Continent gathering and processing assets. Each of the proposed transactions is subject to a number of conditions, including completion of due diligence investigations, negotiation and execution of definitive agreements and receipt of any required regulatory approvals. There can be no assurance that either transaction will be consummated. At September 30, 2012, GIP II and the GIP I Entities together owned 100.0 percent of our general partner and 69.4 percent of the common and subordinated units representing limited partner interests in us.

Marcellus Acquisition

On December 29, 2011, we acquired from CMD all of the issued and outstanding common units of Appalachia Midstream Services, L.L.C. (“Appalachia Midstream”) for total consideration of $879.3 million, consisting of 9,791,605 common units and $600.0 million in cash that was financed with a draw on our revolving credit facility. We operate 100 percent of and own an interest in 11 gas gathering systems in the Marcellus Shale. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon Energy Ltd. (“Epsilon”) and Mitsui. The gathering agreements include significant acreage dedications and annual fee redeterminations. As part of the acquisition, CMD committed to pay us quarterly any shortfall between the actual EBITDA from these assets and specified quarterly targets, with the quarterly targets adding to a total of $100 million in 2012 and $150 million in 2013. Actual EBITDA exceeded the commitment in the first three quarters of 2012 and no payment was owed by CMD.

Our Gas Gathering Agreements

We generate substantially all of our revenues through long-term, fixed-fee natural gas gathering, treating and compression contracts that limit our direct commodity price exposure. We are party to (i) a 20-year gas gathering agreement with respect to the Barnett Shale and the Mid-Continent region with certain subsidiaries of Chesapeake, (ii) a 20-year gas gathering agreement with respect to the Barnett Shale with Total, (iii) a 10-year gas gathering agreement with certain subsidiaries of Chesapeake that was entered into concurrent with the closing of our acquisition of the Springridge gas gathering system in the Haynesville Shale in December 2010 and (iv) through Appalachia Midstream, 15-year gas gathering agreements with certain subsidiaries of Chesapeake, Statoil, Anadarko, Epsilon, Mitsui and Chief Oil & Gas (“Chief”) that we acquired in connection with our acquisition of Appalachia Midstream in December 2011.

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

Services Arrangements. Under our services agreement with Chesapeake, Chesapeake has agreed to provide us with certain general and administrative services and any additional services we may request. We reimburse Chesapeake for such general and administrative services in any given month subject to a cap equal to the lesser of $0.03065 per Mcf of natural gas that we gather, treat or compress or actual corporate overhead costs, excluding those overhead costs that are billed directly to us. The $0.03065 per Mcf cap is subject to an annual upward adjustment on October 1 of each year equal to 50 percent of any increase in the Consumer Price Index, and, subject to receipt of requisite approvals, such cap may be further adjusted to reflect changes in general and administrative services provided by Chesapeake relating to new laws or accounting rules that are implemented. On October 1, 2012, the cap increased to $0.03103. The cap contained in the services agreement does not apply to our direct general and administrative expenses.

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

Revenues

Our revenues are driven primarily by our customers’ minimum volume commitments and the actual volumes of natural gas we gather, treat and compress. Our volumes are supported by the minimum volume commitments contained in our gas gathering agreements with Chesapeake and Total in the case of our

Barnett Shale region and Chesapeake in the case of our Haynesville Shale region. We contract with producers to gather natural gas from individual wells located near our gathering systems. We connect wells to gathering pipelines through which natural gas is compressed and may be delivered to a treating facility, processing plant or an intrastate or interstate pipeline for delivery to market. We treat natural gas that we gather to the extent necessary to meet required specifications of third-party takeaway pipelines. For the three-month periods ended September 30, 2012 and 2011, respectively, Chesapeake accounted for approximately 79.9 percent and 83.0 percent, respectively, of our revenues in our Barnett Shale, Haynesville Shale and Mid-Continent regions. Revenues from the Marcellus Shale region are accounted for as part of our equity investment in the Marcellus assets. For the nine-month periods ended September 30, 2012 and 2011, respectively, Chesapeake accounted for approximately 80.6 percent and 83.6 percent, respectively, of our revenues in our Barnett Shale, Haynesville Shale and Mid-Continent regions. In our Marcellus Shale region, Chesapeake accounted for approximately 48.7 percent and 51.8 percent of the fees earned on our gathering systems for the three-month and nine-month periods ended September 30, 2012, respectively. Across all operating regions, we earned approximately 74.2 percent of our fees from Chesapeake and 25.8 percent from other producer customers for the three-month month period ended September 30, 2012. For the nine-month period ended September 30, 2012, we earned approximately 75.1 percent of our fees from Chesapeake and 24.9 percent from other producer customers.

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

Adjusted EBITDA is a non-GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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

The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income:
Net income	$50,228	$48,173	$154,200	$128,032
Interest expense	15,219	4,250	46,813	9,527
Income tax expense	861	665	2,507	2,361
Depreciation and amortization expense	41,163	35,021	120,323	98,706
Other	(628)	(40)	(433)	823
Income from unconsolidated affiliates	(15,724)	—	(44,682)	—
EBITDA from unconsolidated affiliates(1)	28,403	—	80,121	—

Adjusted EBITDA	$119,522	$88,069	$358,849	$239,449

Maintenance capital expenditures	(18,500)	(18,500)	(55,500)	(55,500)
Cash portion of interest expense	(13,868)	(3,316)	(42,835)	(6,056)
Income tax expense	(861)	(665)	(2,507)	(2,361)

Distributable cash flow	$86,293	$65,588	$258,007	$175,532

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net cash provided by operating activities:
Cash provided by operating activities	$106,275	$92,506	$242,673	$298,494
Changes in assets and liabilities	(28,656)	(7,906)	(7,171)	(66,579)
Interest expense	15,219	4,250	46,813	9,527
Income tax expense	861	665	2,507	2,361
Other non-cash items	(2,580)	(1,446)	(6,094)	(4,354)
EBITDA from unconsolidated affiliates(1)	28,403	—	80,121	—

Adjusted EBITDA	$119,522	$88,069	$358,849	$239,449

Maintenance capital expenditures	(18,500)	(18,500)	(55,500)	(55,500)
Cash portion of interest expense	(13,868)	(3,316)	(42,835)	(6,056)
Income tax expense	(861)	(665)	(2,507)	(2,361)

Distributable cash flow	$86,293	$65,588	$258,007	$175,532

	Three Months Ended September 30,		Nine Months Ended September 30,
(1) Marcellus’ Adjusted EBITDA is calculated as follows:	2012	2011	2012	2011
	($ in thousands)
Net income	$15,724	$—	$44,682	$—
Depreciation and amortization expense	12,742	—	35,530	—
Other	(63)	—	(91)	—

EBITDA from unconsolidated affiliates	$28,403	$—	$80,121	$—

Results of Operations – Three Months Ended September 30, 2012 versus September 30, 2011

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the three months ended September 30, 2012 (the “Current Quarter”) and the three months ended September 30, 2011 (the “Prior Quarter”):

	Three Months Ended September 30,
	2012	2011	%(4)
	($ in thousands, except operational data)
Revenues(1)	$156,092	$140,105	11.4%
Operating expenses	49,805	43,233	15.2
Depreciation and amortization expense	41,163	35,021	17.5
General and administrative expense (Note 6)	15,283	8,940	71.0
Other operating expense	(628)	(40)	N.M.

Total operating expenses	105,623	87,154	21.2

Operating income	50,469	52,951	(4.7)
Income from unconsolidated affiliates	15,724	—	N.M.
Interest expense	(15,219)	(4,250)	N.M.
Other income	115	137	(16.1)

Income before income tax expense	51,089	48,838	4.6
Income tax expense	861	665	29.5

Net income	$50,228	$48,173	4.3

Key Performance Metrics:
Adjusted EBITDA(2)	$119,522	$88,069	35.7
Distributable cash flow(2)	$86,293	$65,588	31.6
Operational Data(3):
Wells connected during period	186	146	27.4
Wells connected at end of period	5,808	4,799	21.0
Throughput, Bcf per day	2.825	2.226	26.9
Miles of pipe at end of period	4,155	3,511	18.3
Gas compression (horsepower) at end of period	335,204	271,886	23.3%

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

Revenues. Our revenues are primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. For the Current Quarter, revenues were $156.1 million compared to $140.1 million during the Prior Quarter, primarily as a result of increased throughput in our Barnett Shale region and an increase in rates in our Mid-Continent region. Barnett Shale throughput increased 15.0 percent due to additional throughput from wells connected in 2011. Our Barnett Shale fees increased five cents per Mcf effective July 1, 2012, as a result of fee redetermination. The increases in throughput and rate generated a 22.1 percent increase in revenues. Haynesville Shale throughput was down 43.8 percent as a result of decreased drilling activity and natural declines in this region. Revenues in the Haynesville Shale region were down 39.0 percent as a 2.5 percent annual fee escalation partially offset the volume decrease. Mid-Continent volume for the Current Quarter was flat compared to the Prior Quarter. A 2.5 percent annual fee escalation and a 15 percent fee increase due to annual contractual fee redetermination contributed to a Mid-Continent revenue increase of 22.0 percent.

We have contractual minimum volume commitments from Chesapeake and Total in the Barnett Shale and from Chesapeake in the Haynesville Shale. The minimum volume commitments are measured annually and any associated revenues are recognized in the fourth quarter of each year. Throughput in these regions during the Current Quarter was above minimum volume commitment levels.

The following table reflects the Partnership’s revenues and throughput by region for the three months ended September 30, 2012 and 2011 (please note that Marcellus Shale throughput is excluded from the table below as the financial results of the Marcellus Shale are reported as an equity investment – see Income from Unconsolidated Affiliates in this Results of Operations section of Management’s Discussion and Analysis):

	Three Months Ended September 30,
	2012	2011	% Change
	(In thousands, except percentages and throughput data)
Revenues:
Barnett Shale	$105,312	$86,227	22.1%
Haynesville Shale	14,944	24,513	(39.0)
Mid-Continent	35,836	29,365	22.0

	$156,092	$140,105	11.4%

Throughput (bcf):
Barnett Shale	113.7	98.9	15.0%
Haynesville Shale	29.9	53.2	(43.8)
Mid-Continent	52.8	52.7	0.2

	196.4	204.8	(4.1)%

Operating Expenses. For the Current Quarter, operating expenses were $0.25 per Mcf compared to $0.21 per Mcf during the Prior Quarter. In the Barnett Shale region, operating expenses have increased in order to generate additional throughput. We have reduced operating expense in the Haynesville Shale in response to the reduction in throughput in this region. In the Mid-Continent region, operating expenses have increased due to added compression that has generated additional revenue as well as spending in preparation for increased drilling activity in this liquids-rich region.

The following table reflects our operating expenses and operating expenses per Mcf of throughput by region for the three months ended September 30, 2012 and 2011 (please note that Marcellus Shale expenses are excluded from the table below as the financial results of the Marcellus Shale are reported as an equity investment. See Income from Unconsolidated Affiliates in this Results of Operations section of Management’s Discussion and Analysis):

	Three Months Ended September 30,
	2012	2011	% Change
	(In thousands, except percentages and per mcf data)
Operating Expenses:
Barnett Shale	$29,963	$25,360	18.2%
Haynesville Shale	3,276	4,731	(30.8)
Mid-Continent	16,566	13,142	26.1

	$49,805	$43,233	15.2%

Expenses ($ per mcf):
Barnett Shale	$0.26	$0.26	—%
Haynesville Shale	0.11	0.09	22.2
Mid-Continent	0.31	0.25	24.0

	$0.25	$0.21	19.0%

Depreciation and Amortization Expense. Depreciation expense for the Current Quarter was $38.4 million compared to $32.2 million during the Prior Quarter. Amortization expense for the Current Quarter and Prior Quarter was $2.8 million. The increase in depreciation expense is a result of capital expenditures made in late 2011 and 2012.

General and Administrative Expense. During the Current Quarter, general and administrative expenses were $15.3 million compared to $8.9 million during the Prior Quarter. This increase is primarily attributable to additional overhead expenses resulting from the increased scale of the Partnership’s operations, additional expense from equity-based, long-term incentive compensation influenced by the recent increase in the Partnership’s unit price, as well as one-time transition costs as the Partnership develops an independent back office infrastructure.

Income from Unconsolidated Affiliates. In December 2011, we acquired all of the issued and outstanding common units of Appalachia Midstream. We currently operate 100 percent of and own an interest in 11 gas gathering systems in the Marcellus Shale in Pennsylvania and West Virginia. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon and Mitsui. In the Current Quarter, we connected 65 new wells and our net throughput was 0.691 Bcf per day. Income from unconsolidated affiliates was $15.7 million for the Current Quarter. The following table summarizes the results of the Marcellus Shale assets (net to our interest) for the Current Quarter:

Three Months Ended September 30, 2012
Marcellus Shale:
Revenues ($ in thousands)	$35,112
Throughput (Bcf)	63.6
Operating expenses ($ in thousands)	$4,051
Expenses ($ per Mcf)	0.06

Interest Expense. Interest expense was $15.2 million for the Current Quarter compared to $4.3 million for the Prior Quarter. These amounts were net of $4.2 million and $2.7 million of capitalized interest during the Current Quarter and the Prior Quarter, respectively. The increase is related to interest expense on the senior notes issued in January 2012. We also incur interest expense on borrowings under our revolving credit facility and our senior notes issued in April 2011. Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

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

Results of Operations – Nine Months Ended September 30, 2012 versus September 30, 2011

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the nine months ended September 30, 2012 (the “Current Period”) and the nine months ended September 30, 2011 (the “Prior Period”):

	Nine Months Ended September 30,
	2012	2011	%(4)
	($ in thousands, except operational data)
Revenues(1)	$460,098	$396,851	15.9%
Operating expenses	143,218	130,078	10.1
Depreciation and amortization expense	120,323	98,706	21.9
General and administrative expense (Note 6)	38,326	27,545	39.1
Other operating expense	(433)	823	N.M.

Total operating expenses	301,434	257,152	17.2

Operating income	158,664	139,699	13.6
Income from unconsolidated affiliates	44,682	—	N.M.
Interest expense	(46,813)	(9,527)	N.M.
Other income	174	221	(21.3)

Income before income tax expense	156,707	130,393	20.2
Income tax expense	2,507	2,361	6.2

Net income	$154,200	$128,032	20.4

Key Performance Metrics:
Adjusted EBITDA(2)	$358,849	$239,449	49.9
Distributable cash flow(2)	$258,007	$175,532	47.0
Operational Data(3):
Wells connected during period	562	444	26.6
Wells connected at end of period	5,808	4,799	21.0
Throughput, Bcf per day	2.832	2.128	33.1
Miles of pipe at end of period	4,155	3,511	18.3
Gas compression (horsepower) at end of period	335,204	271,886	23.3%

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

Revenues. Our revenues are primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. For the Current Period, revenues were $460.1 million compared to $396.9 million during the Prior Period, primarily as a result of increased throughput in our Barnett Shale region and an increase in rates in our Mid-Continent region. Barnett Shale throughput increased 22.7 percent due to additional throughput from wells connected in 2011 and the first half of 2012. The increase in Barnett Shale revenues was slightly higher at 25.9 percent due to a two percent annual fee escalation that took effect on January 1, 2012, and an increase of the Barnett Shale fee by five cents per Mcf effective July 1, 2012, as a result of fee redetermination. Haynesville Shale throughput was down 33.2 percent as a result of decreased drilling activity and natural declines in this region. Revenues in the Haynesville Shale region were down 27.2 percent as a 2.5 percent annual fee escalation and some temporary third-party throughput at higher fees partially offset the volume decrease. Mid-Continent volume for the Current Period increased 2.1 percent as drilling activity has increased in this liquids-rich region. A 2.5 percent annual fee escalation and a 15 percent fee increase due to annual contractual fee redetermination helped Mid-Continent revenues increase more than 22.4 percent.

We have contractual minimum volume commitments from Chesapeake and Total in the Barnett Shale and from Chesapeake in the Haynesville Shale. The minimum volume commitments are measured annually and any associated revenues are recognized in the fourth quarter of each year. Throughput in these regions during the Current Period was above minimum volume commitment levels.

The following table reflects the Partnership’s revenues and throughput by region for the nine months ended September 30, 2012 and 2011 (please note that Marcellus Shale throughput is excluded from the table below as the financial results of the Marcellus Shale are reported as an equity investment – see Income from Unconsolidated Affiliates in this Results of Operations section of Management’s Discussion and Analysis):

	Nine Months Ended September 30,
	2012	2011	% Change
	(In thousands, except percentages and throughput data)
Revenues:
Barnett Shale	$308,155	$244,684	25.9%
Haynesville Shale	50,323	69,147	(27.2)
Mid-Continent	101,620	83,020	22.4

	$460,098	$396,851	15.9%

Throughput (bcf):
Barnett Shale	344.9	281.1	22.7%
Haynesville Shale	99.5	148.9	(33.2)
Mid-Continent	154.1	150.9	2.1

	598.5	580.9	3.0%

Operating Expenses. For the Current Period, operating expenses were $0.24 per Mcf compared to $0.22 per Mcf during the Prior Period. In the Barnett Shale region, throughput has increased and operating expenses have increased in order to generate the additional throughput. We have reduced operating expense in the Haynesville Shale in response to the reduction in throughput in this region; however, in the first half of 2012 we had fixed costs in this area causing the expense per Mcf to increase temporarily. In the Mid-Continent region, operating expenses have increased due to added compression that has generated additional revenue as well as spending in preparation for increased drilling activity in this liquids-rich region.

The following table reflects our operating expenses and operating expenses per Mcf of throughput by region for the nine months ended September 30, 2012 and 2011 (please note that Marcellus Shale expenses are excluded from the table below as the financial results of the Marcellus Shale are reported as an equity investment. See Income from Unconsolidated Affiliates in this Results of Operations section of Management’s Discussion and Analysis):

	Nine Months Ended September 30,
	2012	2011	% Change
	(In thousands, except percentages and per mcf data)
Operating Expenses:
Barnett Shale	$86,635	$75,191	15.2%
Haynesville Shale	12,302	15,922	(22.7)
Mid-Continent	44,281	38,965	13.6

	$143,218	$130,078	10.1%

Expenses ($ per mcf):
Barnett Shale	$0.25	$0.27	(7.4)%
Haynesville Shale	0.12	0.11	9.1
Mid-Continent	0.29	0.26	11.5

	$0.24	$0.22	9.1%

Depreciation and Amortization Expense. Depreciation expense for the Current Period was $111.8 million compared to $90.2 million during the Prior Period. Amortization expense for the Current Period and Prior Period was $8.5 million. The increase in depreciation expense is a result of capital expenditures made in late 2011 and 2012.

General and Administrative Expense. During the Current Period, general and administrative expenses were $38.3 million compared to $27.5 million during the Prior Period. This increase is primarily attributable to additional overhead expenses resulting from the increased scale of the Partnership’s operations, additional expense from equity-based, long-term incentive compensation influenced by the recent increase in the Partnership’s unit price, as well as one-time transition costs as the Partnership develops an independent back office infrastructure.

Income from Unconsolidated Affiliates. In December 2011, we acquired all of the issued and outstanding common units of Appalachia Midstream. We currently operate 100 percent of and own an interest in 11 gas gathering systems in the Marcellus Shale in Pennsylvania and West Virginia. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon and Mitsui. In the Current Period, we connected 180 new wells and our net throughput was 0.648 Bcf per day. Income from unconsolidated affiliates was $44.7 million for the Current Period. The following table summarizes the results of the Marcellus Shale assets (net to our interest) for the Current Period:

Nine Months Ended September 30, 2012
Marcellus Shale:
Revenues ($ in thousands)	$98,457
Throughput (Bcf)	177.6
Operating expenses ($ in thousands)	$11,541
Expenses ($ per Mcf)	0.06

Interest Expense. Interest expense was $46.8 million for the Current Period compared to $9.5 million for the Prior Period. These amounts were net of $9.9 million and $7.3 million of capitalized interest during the Current Period and the Prior Period, respectively. The increase is related to interest expense on the senior notes issued in January 2012. We incur interest expenses on borrowings under our revolving credit facility and our senior notes issued in April 2011. Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

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

Working Capital (Deficit). Working capital is defined as the amount by which current assets exceed current liabilities and may indicate the potential need for short-term funding. As of September 30, 2012, we had a working capital deficit of $42.5 million and as of December 31, 2011, we had a working capital deficit of $54.9 million.

Cash Flows. Net cash provided by (used in) operating activities, investing activities and financing activities of the Partnership for the nine months ended September 30, 2012 and September 30, 2011, were as follows:

	Nine Months Ended September 30,
	2012	2011
	($ in thousands)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$242,673	$298,494
Investing activities	$(361,532)	$(325,081)
Financing activities	$118,857	$8,794

Operating Activities. Net cash provided by operating activities was $242.7 million for the Current Period compared to $298.5 million during the Prior Period. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, amortization and gains or losses on the sales of fixed assets. See additional discussion in the Results of Operations section above in the Management’s Discussion and Analysis. The changes in cash flow are also impacted by timing impacts on working capital accounts.

Investing Activities. Net cash used in investing activities for the Current Period increased $36.5 million compared to the Prior Period. Approximately $361.5 million was used in investing activities during 2012. This amount included approximately $231.6 million in additions to property, plant and equipment and $139.2 million in additions to our investment in unconsolidated affiliates.

Financing Activities. Net cash provided by (used in) financing activities increased $110.1 million for the Current Period as compared to the Prior Period. This increase was primarily attributable to an increase in net borrowings.

Sources of Liquidity

At September 30, 2012, our potential sources of liquidity included:

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

Revolving Credit Facility

On June 15, 2012, we amended our revolving credit facility. The amendment did not change the total borrowing capacity, which provides us with up to $1 billion of borrowing capacity and includes a sub-limit up to $50 million for same-day swing line advances. The credit facility, as amended, includes a sub-limit up to $200 million for letters of credit, an increase of $150 million from the revolving credit facility agreement in effect prior to June 15, 2012. In addition, the credit facility contains an accordion feature that allows us to increase the available borrowing capacity under the facility up to $1.25 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the facility. The credit facility matures in June 2016. As of September 30, 2012 and December 31, 2011, respectively, we had approximately $274.5 million and $712.9 million of borrowings outstanding under our revolving credit facility.

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

Our credit facility agreement requires maintenance of a consolidated leverage ratio (as defined in the amended credit facility agreement), and an EBITDA-to-interest-expense ratio (as defined in the amended credit facility agreement). We are in compliance with all covenants under the agreement at September 30, 2012.

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

For the Current Period, growth capital expenditures totaled $466.8 million and maintenance capital expenditures totaled $55.5 million. Our future capital expenditures may vary significantly from budgeted amounts and from period to period based on the investment opportunities that become available to us.

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

Distributions

	Declaration Date	Record Date	Distribution Date	Distribution Declared	Total Cash Distribution
					($ in thousands)
2012
Third quarter	October 25, 2012	November 7, 2012	November 14, 2012	$0.4350	$67,081
Second quarter	July 27, 2012	August 7, 2012	August 14, 2012	0.4200	64,164
First quarter	April 27, 2012	May 8, 2012	May 15, 2012	0.4050	61,543

2011
Fourth quarter	January 27, 2012	February 7, 2012	February 14, 2012	$0.3900	$58,932
Third quarter	October 28, 2011	November 7, 2011	November 14, 2011	0.3750	52,868
Second quarter	July 26, 2011	August 5, 2011	August 12, 2011	0.3625	51,106
First quarter	April 26, 2011	May 6, 2011	May 13, 2011	0.3500	49,343

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

ITEM 4. Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2012.

During the three-month period ended June 30, 2012, the Partnership implemented several modules of a new enterprise resource planning system (“ERP”), PeopleSoft Enterprise Financial and Supply Chain Management (“PeopleSoft”). PeopleSoft, coupled with streamlined business processes and other software solutions, will allow the Partnership to implement integrated processes and systems linking accounting, finance, supply chain, project management, data and people. This implementation was part of a focus on upgrading and enhancing the Partnership’s financial systems and was not in response to any internal control deficiencies. The Partnership continues testing the internal controls over financial reporting to accommodate these modifications to the Partnership’s business processes.

There has been no change in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as well as in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 with the exception of the items included in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

ACCESS MIDSTREAM PARTNERS, L.P. By: Access Midstream Partners GP, L.L.C., its general partner

Date: November 7, 2012	By:	/s/ J. MIKE STICE
J. Mike Stice
Chief Executive Officer

Date: November 7, 2012	By:	/s/ DAVID C. SHIELS
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