Form 10-Q
period 2013-03-31
ACCESS MIDSTREAM PARTNERS LP
filed 2013-05-03
CIK 1483096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2013, the registrant had 107,724,374 common units outstanding.

ACCESS MIDSTREAM PARTNERS, L.P.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$312	$64,994
Accounts receivable	154,545	133,543
Prepaid expenses	16,058	13,978
Other current assets	9,030	7,251

Total current assets	179,945	219,766

Property, plant and equipment:
Gathering systems	5,365,728	5,125,746
Other fixed assets	109,824	96,916
Less: Accumulated depreciation	(650,849)	(590,614)

Total property, plant and equipment, net	4,824,703	4,632,048

Investment in unconsolidated affiliates	1,443,033	1,297,811
Intangible customer relationships, net	349,339	355,217
Deferred loan costs, net	54,394	56,258

Total assets	$6,851,414	$6,561,100

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$36,245	$47,987
Accrued liabilities	238,296	211,274

Total current liabilities	274,541	259,261

Long-term liabilities:
Long-term debt	2,777,000	2,500,000
Other liabilities	5,501	5,333

Total long-term liabilities	2,782,501	2,505,333

Commitments and contingencies (Note 7)
Partners’ capital:
Common units (97,374,243 and 97,324,453 issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	2,160,074	2,188,241
Subordinated units (69,076,122 issued and outstanding at March 31, 2013 and December 31, 2012)	822,754	834,001
Class B units (12,020,774 and 11,858,050 issued and outstanding at March 31, 2013 and December 31, 2012)	283,307	273,858
Class C units (11,199,268 issued and outstanding at March 31, 2013 and December 31, 2012)	301,707	295,551
General partner interest	94,002	93,182

Total partners’ capital attributable to Access Midstream Partners, L.P.	3,661,844	3,684,833
Noncontrolling interest	132,528	111,673

Total partners’ capital	3,794,372	3,796,506

Total liabilities and partners’ capital	$6,851,414	$6,561,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	($ in thousands, except per unit data)
Revenues	$236,959	$154,674
Operating expenses:
Operating expenses	82,763	48,682
Depreciation and amortization expense	66,650	38,438
General and administrative expense	23,734	11,478
Other operating expense (income)	91	(45)

Total operating expenses	173,238	98,553

Operating income	63,721	56,121
Other income (expense):
Income from unconsolidated affiliates	25,008	12,987
Interest expense	(27,062)	(15,958)
Other income	269	55

Income before income tax expense	61,936	53,205
Income tax expense	1,240	839

Net income	60,696	52,366
Net income attributable to noncontrolling interests	1,158	—

Net income attributable to Access Midstream Partners, L.P.	$59,538	$52,366

Limited partner interest in net income
Net income attributable to Access Midstream Partners, L.P.	$59,538	$52,366
Less general partner interest in net income	(4,792)	(1,429)

Limited partner interest in net income	$54,746	$50,937

Net income per common unit – basic and diluted	$0.14	$0.34
Net income per subordinated unit – basic and diluted	$0.29	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Cash flows from operating activities:
Net income	$60,696	$52,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,650	38,438
Income from unconsolidated affiliates	(25,008)	(12,987)
Other non-cash items	4,135	1,932
Changes in assets and liabilities:
Increase in accounts receivable	(29,774)	(33,058)
Increase in other assets	(4,054)	(1,694)
Decrease in accounts payable	(11,743)	(7,832)
Increase in accrued liabilities	19,228	30,050

Net cash provided by operating activities	80,130	67,215

Cash flows from investing activities:
Additions to property, plant and equipment	(270,954)	(80,593)
Investments in unconsolidated affiliates	(111,808)	(45,276)
Proceeds from sale of assets	26,134	421

Net cash used in investing activities	(356,628)	(125,448)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	715,900	245,600
Payments on long-term debt borrowings	(438,900)	(870,500)
Proceeds from issuance of senior notes	—	750,000
Distribution to unitholders	(84,073)	(58,932)
Capital contribution from noncontrolling interests	18,980	—
Debt issuance costs	—	(13,653)
Other adjustments	(91)	5,721

Net cash provided by financing activities	211,816	58,236

Net increase (decrease) in cash and cash equivalents	(64,682)	3
Cash and cash equivalents, beginning of period	64,994	22

Cash and cash equivalents, end of period	$312	$25

Supplemental disclosure of non-cash investing activities:
Changes in accounts payable and other liabilities related to purchases of property, plant and equipment	$1,034	$(3,565)
Changes in other liabilities related to asset retirement obligations	$67	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Partners’ Equity
	Limited Partners				General Partner	Non controlling Interest
	Common	Subordinated	Class B	Class C			Total
Balance at December 31, 2012	$2,188,241	$834,001	$273,858	$295,551	$93,182	$111,673	$3,796,506
Net income	28,264	19,837	3,429	3,216	4,792	1,158	60,696
Distribution to unitholders	(43,818)	(31,084)	—	(5,040)	(4,131)	—	(84,073)
Contributions from noncontrolling interest owners	—	—	—	—	—	19,697	19,697
Non-cash equity based compensation	1,387	—	—	—	—	—	1,387
Issuance of general partner interests	—	—	—	—	159	—	159
Beneficial conversion feature of Class B and Class C units	720	—	(720)	—	—	—	—
Amortization of beneficial conversion feature of Class B and Class C units	(14,720)	—	6,740	7,980	—	—	—

Balance at March 31, 2013	$2,160,074	$822,754	$283,307	$301,707	$94,002	$132,528	$3,794,372

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

For purposes of these financial statements, the “GIP I Entities” refers to, collectively, GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P. and GIP-C Holding (CHK), L.P., the “GIP II Entities” refers to certain entities affiliated with Global Infrastructure Investors II, LLC, and “GIP” refers to the GIP I Entities and their affiliates and the GIP II Entities, collectively. “Williams” refers to The Williams Companies, Inc. (NYSE: WMB).

Acquisition

On December 20, 2012, the Partnership acquired from Chesapeake Midstream Development, L.P. (“CMD”), a wholly owned subsidiary of Chesapeake, and certain of CMD’s affiliates, 100 percent of the issued and outstanding equity interests in Chesapeake Midstream Operating, L.L.C. (“CMO”) for total consideration of $2.16 billion (the “CMO Acquisition”). As a result of the CMO Acquisition, the Partnership now owns certain midstream assets in the Eagle Ford, Utica and Niobrara regions. The CMO Acquisition also extended the Partnership’s assets and operations in the Haynesville, Marcellus and Mid-Continent regions. The acquired assets included, in the aggregate, approximately 1,675 miles of pipeline and 4.3 million (gross) dedicated acres as of the date of the acquisition. The Partnership also assumed various gas gathering and processing agreements associated with the assets that have terms ranging from 10 to 20 years and that, in certain cases, include cost of service or fee redetermination mechanisms.

Concurrently with the CMO Acquisition, the GIP I Entities sold to Williams 34,538,061 of the Partnership’s subordinated units and 50% of the outstanding equity interests in Access Midstream Ventures, L.L.C., the sole member of the Partnership’s general partner, for cash consideration of approximately $1.8 billion (the “Williams Acquisition”). The Partnership did not receive any cash proceeds from the Williams Acquisition. As a result of the closing of the Williams Acquisition, the GIP II Entities and Williams together own and control the Partnership’s general partner and the GIP I Entities no longer have any ownership interest in the Partnership or its general partner.

Equity Issuance

On December 18, 2012, the Partnership completed an equity offering of 18.4 million common units, including 2.4 million common units issued pursuant to the exercise of the underwriters’ option to purchase additional common units, at a price of $32.15 per common unit. The Partnership received offering proceeds (net of underwriting discounts, commissions and offering expenses) of approximately $569.3 million from the equity offering, including proceeds from the underwriters’ exercise of their option to purchase additional common units. The Partnership used the net proceeds to pay a portion of the purchase price for the CMO Acquisition.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Subscription Agreement

On December 20, 2012, the Partnership sold 5.9 million Class B units to each of the GIP II Entities and Williams and 5.6 million Class C units to each of the GIP II Entities and Williams, in each case pursuant to the subscription agreement. The Partnership received aggregate proceeds of approximately $712.1 million in exchange for the sale of Class B units and Class C units, inclusive of the capital contribution made by the general partner to maintain its two percent interest in the Partnership following the issuance of common, Class B and Class C units.

Holdings of Partnership Capital

At March 31, 2013, the GIP II Entities held 1,935,413 notional general partner units representing a 1.0 percent general partner interest in the Partnership, 50.0 percent of the Partnership’s incentive distribution rights, 33,704,666 common units, 34,538,061 subordinated units, 6,010,387 Class B units and 5,599,634 Class C units. The GIP II Entities’ ownership represents an aggregate 41.3 percent limited partner interest in the Partnership. Williams held 1,935,413 notional general partner units representing a 1.0 percent general partner interest in the Partnership, 50.0 percent of the Partnership’s incentive distribution rights, 34,538,061 subordinated units, 6,010,387 Class B units and 5,599,634 Class C units. Williams ownership represents an aggregate 23.8 percent limited partner interest in the Partnership. The public held 63,669,577 common units, representing a 32.9 percent limited partner interest in the Partnership.

Basis of Presentation

The accompanying financial statements and related notes present the unaudited condensed consolidated balance sheets of the Partnership as of March 31, 2013 and December 31, 2012. They also include the unaudited condensed consolidated statements of operations for the three-month periods ended March 31, 2013 and 2012, the unaudited condensed consolidated statements of cash flows for the Partnership for the three-month periods ended March 31, 2013 and 2012, and the unaudited changes in partners’ capital of the Partnership for the three-month period ended March 31, 2013.

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

The results of operations for the three-month period ended March 31, 2013, are not indicative of results that may be expected for the full fiscal year.

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation.

2. Partnership Capital and Distributions

The partnership agreement requires that, within 45 days after the end of each quarter, the Partnership distribute its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the three-month period ended March 31, 2013, the Partnership paid cash distributions to its unitholders of approximately $84.1 million, representing a $0.45 per common unit distribution for the quarter ended December 31, 2012. See also Note 10 — Subsequent Events, concerning distributions declared on April 24, 2013, for the three-month period ended March 31, 2013.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General Partner Interest and Incentive Distribution Rights

The general partner of the Partnership is currently entitled to two percent of all quarterly distributions that the Partnership makes. Upon the issuance of any equity by the Partnership, the general partner has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its current general partner interest. The general partner’s initial two percent interest in the Partnership’s distributions may be reduced if the Partnership issues additional limited partner interests in the future (other than the issuance of common units upon conversion of outstanding subordinated, Class B or Class C units or the issuance of common units upon a reset of the incentive distribution rights (“IDRs”)) and its general partner does not contribute a proportionate amount of capital to the Partnership to maintain its two percent general partner interest.

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

Subordinated Units

As of March 31, 2013, all subordinated units are held indirectly by the GIP II Entities and Williams, collectively. These units are considered subordinated because for a period of time (the “Subordination Period”), the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution of $0.3375 per common unit plus any arrearages from prior quarters. Arrearages do not apply to and therefore will not be paid on the subordinated units. The effect of the subordinated units is to increase the likelihood that, during the Subordination Period, available cash is sufficient to fully fund cash distributions on the common units in an amount equal to or greater than the minimum quarterly distribution.

The Subordination Period will lapse at such time when the Partnership has earned and paid at least the minimum quarterly distribution on each common unit, subordinated unit and general partner unit for any three consecutive, non-overlapping four-quarter periods ending on or after June 30, 2013. Also, if the Partnership has earned and paid at least 150 percent of the minimum quarterly distribution on each outstanding common unit, subordinated unit and general partner unit and the related distribution on the incentive distribution rights in a consecutive four-quarter period, the Subordination Period will terminate.

Class B Units

The Class B units are not entitled to cash distributions. Instead, prior to conversion into common units, the Class B units will receive quarterly distributions of additional paid-in-kind Class B units. The amount of each quarterly distribution per Class B unit will be the quotient of the quarterly distribution paid in respect of a common unit divided by the volume-weighted average price of the common units for the 30-day period prior to the declaration of the quarterly distribution to common units. Effective on the business day after the record date for the distribution on common units for the fiscal quarter ending December 31, 2014, each Class B unit will become convertible at the election of either the holder of such Class B unit or us into a common unit on a one-for-one basis. In the event of our liquidation, the holder of Class B units will be entitled to receive out of our assets available for distribution to the partners the positive balance in each such holder’s capital account in respect of such Class B units, determined after allocating our net income or net loss among the partners. All Class B units are held indirectly by affiliates of the Partnership’s general partner.

Class C Units

The Class C units are entitled to quarterly cash distributions after the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. The Class C units will participate pro

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

rata thereafter with all outstanding subordinated units until the subordinated units and Class C units receive the minimum quarterly distribution, after which the Class C units will participate in further cash distributions pro rata with our common units. Effective on the business day after the record date for the distribution on common units for the fiscal quarter ending December 31, 2013, each Class C unit will become convertible into a common unit on a one-for-one basis at the election of either the holder of such Class C unit or us. In the event of our liquidation, the holder of Class C units will be entitled to receive out of our assets available for distribution to the partners the positive balance in each such holder’s capital account in respect of such Class C units, determined after allocating our net income or net loss among the Partners. All Class C units are held indirectly by affiliates of the Partnership’s general partner.

3. Net Income per Limited Partner Unit

The Partnership’s net income attributable to the Partnership’s assets for periods including and subsequent to the Partnership’s acquisitions of such assets is allocated to the general partner and the limited partners, including any subordinated, Class B and Class C unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to unvested units granted under the LTIP and incentive distributions allocable to the general partner. The allocation of undistributed earnings, or net income in excess of distributions, to the IDRs is limited to available cash (as defined by the partnership agreement) for the period. The Partnership’s net income allocable to the limited partners is allocated between the common, subordinated, Class B and Class C unitholders by applying the provisions of the partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Accordingly, for any quarterly period, if current net income allocable to the limited partners is less than the minimum quarterly distribution, or if cumulative net income allocable to the limited partners since August 3, 2010 is less than the cumulative minimum quarterly distributions, more income is allocated to the common unitholders than the subordinated, Class B and Class C unitholders for such quarterly period.

Basic and diluted net income per limited partner unit are calculated by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding during the period. Any common units issued during the period are included on a weighted average basis for the days in which they were outstanding.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units (in thousands, except per-unit information):

	Three Months Ended March 31,
	2013	2012
Net income attributable to Access Midstream Partners, L.P.	$59,538	$52,366
Less general partner interest in net income	(4,792)	(1,429)

Limited partner interest in net income	$54,746	$50,937

Net income allocable to common units(1)	$13,447	$27,219
Net income allocable to subordinated units	19,837	23,718
Net income allocable to Class B units(1)	10,230	—
Net income allocable to Class C units(1)	11,232	—

Limited partner interest in net income	$54,746	$50,937

Net income per limited partner unit – basic and diluted
Common units	$0.14	$0.34
Subordinated units	$0.29	0.34
Weighted average limited partner units outstanding – basic and diluted
Common units	98,421,405	79,276,432
Subordinated units	69,076,122	69,076,122

Total	167,497,527	148,352,554

(1)	Adjusted to reflect amortization for the beneficial conversion feature.

4. Long-Term Debt

The following table presents the Partnership’s outstanding debt as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Revolving credit facility	$277,000	$—
5.875 percent senior notes due April 2021	350,000	350,000
6.125 percent senior notes due July 2022	750,000	750,000
4.875 percent senior notes due May 2023	1,400,000	1,400,000

Total long-term debt	$2,777,000	$2,500,000

The following table presents the Partnership’s average interest rate and average debt balance for the three-months ended March 31, 2013:

	Average Interest Rate	Average Balance
		(in thousands)
Revolving credit facility	2.02%	$180,977
5.875 percent senior notes due April 2021	5.875	350,000
6.125 percent senior notes due July 2022	6.125	750,000
4.875 percent senior notes due May 2023	4.875	1,400,000

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revolving Credit Facility

On December 12, 2012, the Partnership amended its senior secured revolving credit facility. The amended revolving credit facility matures in June 2016 and provides up to $1 billion of borrowing capacity, including a sub-limit of $50 million for same-day swing line advances and a sub-limit of $50 million for letters of credit. In addition, the revolving credit facility’s accordion feature allows the Partnership to increase the available borrowing capacity under the facility up to $1.25 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the revolving credit facility.

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

The revolving credit facility agreement contains certain negative covenants that (i) limit the Partnership’s ability, as well as the ability of certain of its subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require the Partnership to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for the Partnership to maintain the EBITDA to interest expense ratio and allows for the Partnership to release all collateral securing the revolving credit facility if the Partnership reaches investment grade status. The revolving credit facility agreement also requires the Partnership to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after we have released all collateral upon achieving investment grade status). The Partnership was in compliance with all covenants under the agreement at March 31, 2013.

Senior Notes

On December 19, 2012, the Partnership and ACMP Finance Corp., a wholly owned subsidiary of Access MLP Operating, L.L.C., completed a public offering of $1.4 billion in aggregate principal amount of 4.875 percent senior notes due 2023 (the “2023 Notes”). The Partnership used a portion of the net proceeds to fund a portion of the purchase price for the CMO Acquisition, and the balance to repay borrowings outstanding under the Partnership’s revolving credit facility. Debt issuance costs of $25.8 million are being amortized over the life of the 2023 Notes.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 11, 2012, the Partnership and ACMP Finance Corp. completed a private placement of $750.0 million in aggregate principal amount of 6.125 percent senior notes due 2022 (the “2022 Notes”). The Partnership used a portion of the net proceeds to repay all borrowings outstanding under its revolving credit facility and used the balance for general partnership purposes. Debt issuance costs of $13.8 million are being amortized over the life of the 2022 Notes.

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

The 2023 Notes will mature on May 15, 2023, and interest is payable on May 15 and November 15 of each year. The Partnership has the option to redeem all or a portion of the 2023 Notes at any time on or after December 15, 2017, at the redemption price specified in the indenture relating to the 2023 Notes, plus accrued and unpaid interest. The Partnership may also redeem the 2023 Notes, in whole or in part, at a “make-whole” redemption price specified in the indenture, plus accrued and unpaid interest, at any time prior to December 15, 2017. In addition, the Partnership may redeem up to 35 percent of the 2023 Notes prior to December 15, 2015 under certain circumstances with the net cash proceeds from certain equity offerings.

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

The Partnership, as the parent company, has no independent assets or operations. The Partnership’s operations are conducted by its subsidiaries through its primary operating company subsidiaries, Access MLP Operating, L.L.C. and Access Midstream Operating, L.L.C. Each of Access MLP Operating, L.L.C., Access Midstream Operating, L.L.C. and the Partnership’s other subsidiaries is a guarantor, other than ACMP Finance Corp., an indirect 100 percent owned subsidiary of the Partnership whose sole purpose is to

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

act as co-issuer of any debt securities. Each guarantor is a 100 percent owned subsidiary of the Partnership. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or a guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

Capitalized Interest

For the three-month periods ended March 31, 2013 and 2012, interest expense was net of capitalized interest of $9.7 million and $2.2 million, respectively.

5. Equity-Based Compensation

Certain employees of the Partnership’s general partner receive equity-based compensation through the Partnership’s equity-based compensation programs. The fair value of the awards issued is determined based on the fair market value of the shares on the date of grant. This value is amortized over the vesting period, which is generally four years from the date of grant. Included in operating and general and administrative expenses is equity-based compensation of $7.4 million and $1.0 million for the three-month periods ended March 31, 2013 and 2012, respectively.

The LTIP provides for an aggregate of 3,500,000 common units to be awarded to employees, directors and consultants of the Partnership’s general partner and its affiliates through various award types, including unit awards, restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards. The LTIP has been designed to promote the interests of the Partnership and its unitholders by strengthening its ability to attract, retain and motivate qualified individuals to serve as employees, directors and consultants. As of March 31, 2013, there was $33.2 million of unrecognized compensation expense attributable to the LTIP, of which $31.1 million is expected to be recognized over a four year period following March 31, 2013.

The following table summarizes LTIP award activity for the three months ended March 31, 2013:

	Units	Value per Unit
Restricted units unvested at beginning of period	511,177	$28.55
Granted	671,800	34.78
Vested	(49,790)	28.95
Forfeited	(65,225)	31.14

Restricted units unvested at end of period	1,067,962	$32.29

6. Major Customers and Concentration of Credit Risk

Chesapeake Energy Marketing, Inc. (“CEMI”), a wholly owned subsidiary of Chesapeake, accounted for $202.5 million and $125.5 million of the Partnership’s revenues for the three-month periods ended March 31, 2013 and 2012, respectively.

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. On March 31, 2013 and December 31, 2012, cash and cash equivalents were invested in a non-interest bearing account and money market funds with investment grade ratings. On March 31, 2013 and December 31, 2012, Chesapeake accounted for $126.0 and $80.0 of the Partnership’s accounts receivable balance.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Commitments and Contingencies

Certain property, equipment and operating facilities are leased under various operating leases. Costs are also incurred associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations.

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of employment-related matters. Management believes that these routine legal proceedings will not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows. Once information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to the estimate of the likely exposure. There was not an accrual for legal contingencies as of March 31, 2013 or December 31, 2012.

8. Fair Value Measures

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

	March 31, 2013		December 31, 2012
	Carrying amount	Fair value (Level 2)	Carrying amount	Fair value (Level 2)
	($ in thousands)
Financial liabilities:
Revolving credit facility	$277,000	$277,000	$—	$—
2021 Notes	350,000	372,313	350,000	370,125
2022 Notes	750,000	805,785	750,000	810,000
2023 Notes	1,400,000	1,383,382	1,400,000	1,428,882

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amount of cash and cash equivalents (Level 1), accounts receivable and accounts payable reported on the balance sheet approximates fair value due to their short-term maturities.

9. Segment Information

Prior to the CMO Acquisition in December 2012, the Partnership’s operations were organized into a single business segment. The CMO Acquisition added assets in three new operating regions. Effective January 1, 2013, the Partnership’s chief operating decision maker began to analyze and make operating decisions based on geographic segments. The Partnership’s operations are divided into eight operating segments: Barnett, Eagle Ford, Haynesville, Marcellus, Niobrara, Utica, Mid-Continent and Corporate. Summarized financial information for the reportable segments is shown in the following tables, presented in thousands.

Three months ended March 31, 2013

	Barnett		Eagle Ford		Haynesville	Marcellus		Niobrara
Revenues	$93,084		$57,959		$33,474	$3,729		$2,302
Operating expenses	23,939		14,400		11,315	2,597		1,544
Depreciation and amortization expense	23,915		10,087		19,286	123		719
General and administrative expense	—		—		—	—		—
Other operating expense	—		—		—	—		—

Operating income (loss)	$45,230		$33,472		$2,873	$1,009		$39

Income (loss) from unconsolidated affiliates	$—		$—		$—	$25,246		$—

Capital expenditures	$21,004		$81,916		$7,785	$184	(1)	$11,526	(2)

Total assets	$1,571,188		$984,486		$1,323,957	$1,216,897		$99,775

	Utica		Mid-Continent		Corporate	Consolidated
Revenues	$5,496		$40,915		$—	$236,959
Operating expenses	2,546		18,204		8,218	82,763
Depreciation and amortization expense	1,200		8,598		2,722	66,650
General and administrative expense	—		—		23,734	23,734
Other operating expense	—		—		91	91

Operating income (loss)	$1,750		$14,113		$(34,765)	$63,721

Income (loss) from unconsolidated affiliates	$(161)		$(77)		$—	$25,008

Capital expenditures	$65,756	(3)	$38,996	(4)	$43,787	$270,954

Total assets	$483,305		$755,108		$416,698	$6,851,414

(1)	Amount excludes $93.2 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

(2)	Amount includes $5.8 million of capital expenditures attributable to noncontrolling interest owners.

(3)

Amount excludes $72.0 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates and includes $22.0 million of capital expenditures attributable to noncontrolling interest owners.

(4)	Amount excludes $0.3 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended March 31, 2012

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$103,432	$—	$19,257	$—		—
Operating expenses	26,200	—	4,147	—		—
Depreciation and amortization expense	22,571	—	7,786	—		—
General and administrative expense	—	—	—	—		—
Other operating expense	—	—	—	—		—

Operating income	$54,661	$—	$7,324	$—		$—

Income from unconsolidated affiliates	$—	$—	$—	$12,987		$—

Capital expenditures	$38,678	$—	$6,577	$—	(1)	$—

Total Assets	$1,597,302	$—	$530,800	$943,109		$—

	Utica	Mid-Continent	Corporate	Consolidated
Revenues	$—	$31,985	$—	$154,674
Operating expenses	—	12,363	5,972	48,682
Depreciation and amortization expense	—	7,497	584	38,438
General and administrative expense	—	—	11,478	11,478
Other operating expense	—	—	(45)	(45)

Operating income	$—	$12,125	$(17,989)	$56,121

Income from unconsolidated affiliates	$—	$—	$—	$12,987

Capital expenditures	$—	$22,667	$12,671	$80,593

Total Assets	$—	$549,517	$196,758	$3,817,486

(1)	Amount excludes $81.4 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

10. Subsequent Events

On April 2, 2013, the Partnership completed an equity offering of 10.35 million common units, including 1.35 million common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price of $39.86 per common unit. The Partnership received offering proceeds (net of underwriting discounts and commissions) of $400.1 million from the equity offering, including proceeds from the underwriters’ exercise of their option to purchase additional common units and an approximate $8.4 million capital contribution from the Partnership’s general partner to maintain its two percent general partner interest. The proceeds were used for general partnership purposes, including repayment of amounts outstanding under the Partnership’s revolving credit facility.

On April 24, 2013, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.4675 per unit, together with the corresponding distribution to the Class B unitholders and the general partner. The cash distributions will be paid on May 15, 2013, to unitholders of record at the close of business on May 8, 2013, and to the general partner.

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

Our CMO Acquisition and Williams’ Acquisition of 50 Percent of Our General Partner

On December 20, 2012, we acquired from Chesapeake Midstream Development, L.P. (“CMD”), a wholly owned subsidiary of Chesapeake, and certain of CMD’s affiliates, 100 percent of the issued and outstanding equity interests in Chesapeake Midstream Operating, L.L.C. (“CMO”) for total consideration of $2.16 billion (the “CMO Acquisition”). As a result of the CMO Acquisition, we now own certain midstream assets in the Eagle Ford, Utica and Niobrara regions. The CMO Acquisition also extended our assets and operations in the Haynesville, Marcellus and Mid-Continent regions. The acquired assets included, in the aggregate, approximately 1,675 miles of pipeline and 4.3 million (gross) dedicated acres as of the date of the acquisition. We also assumed various gas gathering and processing agreements associated with the assets that have terms ranging from 10 to 20 years and that, in certain cases, include cost of service or fee redetermination mechanisms.

Concurrently with the CMO Acquisition, the GIP I Entities sold to Williams 34,538,061 of our subordinated units and 50 percent of the outstanding equity interests in Access Midstream Ventures, L.L.C., the sole member of our general partner, for cash consideration of approximately $1.8 billion (the “Williams Acquisition”). As a result of the closing of the Williams Acquisition, the GIP II Entities and Williams together own and control our general partner and the GIP I Entities no longer have any ownership interest in us or our general partner.

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

Eagle Ford Shale Region. Under our gas gathering agreement with Chesapeake, we have agreed to provide the following services for the fees and obligations outlined below:

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

•

Well Connection Requirement. Subject to required notice by our producer customer, we will have the option to connect new operated wells within our Eagle Ford Shale region acreage dedications as requested by the producer customer. If we elect not to connect a new operated well, the producer will be provided alternative forms of release. Subject to certain conditions specified in the applicable gas gathering agreement, if we elect to connect a new well to our gathering systems, we are generally required to connect the new wells within specified timelines subject to penalties for delayed connections, up to a specified cap, and the potential for a well pad release from the producer customer’s acreage dedication in certain circumstances.

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

Haynesville Shale Region. Under our gas gathering agreements with Chesapeake, we have agreed to provide the following services for the fees and obligations outlined below:

Springridge Gathering System

•

Gathering, Treating and Compression Services. We gather, treat and compress natural gas in exchange for fees per Mcf for natural gas gathered and per Mcf for natural gas compressed, which we refer to as the Springridge fees. The Springridge fees for these systems are subject to an annual specified rate escalation at the beginning of each year.

•

Minimum Volume Commitments. Pursuant to our gas gathering agreement, our producer customer has agreed to minimum volume commitments through December 31, 2013. In the event our producer customer does not meet its minimum volume commitment to us, as adjusted in certain instances, for any annual period during the minimum volume commitment period, it will be obligated to pay us a fee equal to the Springridge fee for each Mcf by which the minimum volume commitment for the year exceeds the actual volumes gathered on our systems attributable to its production. To the extent natural gas gathered on our systems from our producer customer during any annual period exceeds its minimum volume commitment for the period, it will be obligated to pay us the Springridge fee for all volumes gathered, and the excess volumes will be credited first against the minimum volume commitments for the year 2013, and then against the minimum volume commitments of each preceding year. In the event that the minimum volume commitment for any period is credited in full, the minimum volume commitment period will be shortened to end on the final day of the immediately preceding period.

•

Acreage Dedication. Pursuant to our gas gathering agreement, subject to certain exceptions, our producer customer has agreed to dedicate all of the natural gas owned or controlled by it and produced from or attributable to existing and future wells located on oil, natural gas and mineral leases within the Springridge acreage dedication.

•

Fee Redetermination. The Springridge fees are subject to a redetermination mechanism. The first redetermination period included December 1, 2010 through December 31, 2012, and subsequent redetermination periods will be the calendar years 2013 through 2020. We will determine an adjustment to fees for the gathering systems in the region with our producer customer based on the factors specified in the gas gathering agreement, including, but not limited to, differences between our actual capital expenditures, compression expenses and revenues as of the redetermination date and the scheduled estimates of these amounts for the period ending December 31, 2020, referred to as the redetermination period, made as of November 30, 2010. The annual upward or downward fee adjustment for the Springridge region is capped at 15 percent of the then-current fees at the time of redetermination.

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

Mansfield Gathering System

•

Gathering, Treating, Compression and Dehydration Services. We gather, treat, compress and dehydrate natural gas in exchange for a fixed fee per MMBtu for natural gas gathered. We refer to this fee as the Mansfield fee. The Mansfield fee is subject to an annual 2.5 percent rate escalation at the beginning of each year.

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

Marcellus Shale Region. Under our gas gathering agreements with certain subsidiaries of Chesapeake, Statoil, Anadarko, Epsilon, Mitsui and Chief, we have agreed to provide the following services in our Marcellus Shale region for our proportionate share (based on our ownership interest in the applicable systems) of the fees and obligations outlined below:

•

Gathering and Compression Services. In systems operated by Appalachia Midstream Services, L.L.C. (“Appalachia Midstream”), we gather and compress natural gas in exchange for fees per million British thermal units (“MMBtu”) of natural gas gathered and per MMBtu of natural gas compressed. The gathering fees are redetermined annually based on a cost of service mechanism, as described below. The compression fees escalate on January 1 of each year based on the consumer price index. In addition, CMD has committed to pay us quarterly any shortfall between the actual EBITDA generated by these assets and specified quarterly targets totaling $100 million in 2012 and $150 million in 2013. EBITDA generated by these assets exceeded the $100 million target for 2012 and no additional revenue related to the commitment was recognized. The target for 2013 represents the minimum amount of EBITDA we will recognize with the potential that throughput for these systems will generate EBITDA in excess of the guaranteed amounts. In the systems acquired as part of the CMO Acquisition, we gather and compress natural gas in exchange for a gathering fee per MMBtu, which is redetermined annually based on a cost of service mechanism.

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

Niobrara Shale Region. Under our gas gathering and processing agreement with Chesapeake, we have agreed to provide the following services for the fees and obligations outlined below:

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

Utica Shale Region. Under our commercial agreements with Chesapeake, Total and Enervest, we have agreed to provide the following services for the fees and obligations outlined below:

•

Gathering, Compression, Dehydration, Processing and Fractionation Services. We will gather, compress and dehydrate natural gas and liquids in exchange for a cost of service based fee for natural gas and liquids gathered on our gathering systems. The cost of service components (i) for our 66 percent operating interest in a joint venture that owns five wet gas gathering systems (the “Cardinal Joint Venture”), and (ii) in the area covered by our 100 percent ownership interest in four dry gas gathering systems (the “Utica Dry”) will include revenues, compression expense (in the case of the Utica Dry only), deemed general and administrative expense, capital expenditures, fixed and variable operating expenses and other metrics. We also will process and fractionate natural gas and liquids through our 49 percent non-operating interest in a joint venture that is currently constructing four 200 MMcf/d processing trains, a 135,000 barrel per day fractionation facility, approximately 870,000 barrels of NGL storage capacity and other ancillary assets (the “UEO Joint Venture”) for a fixed fee that escalates annually within a specified range. The Partnership refers to these fees collectively as the Utica fee.

•

Acreage Dedication. Subject to certain exceptions, our producer customers have agreed to dedicate all of the natural gas and liquids owned or controlled by them and produced from the Utica Shale formation through existing and future wells with a surface location within the dedicated areas in the Utica Shale region. The UEO Joint Venture has processing and fractionation dedications with designated dedication areas from Chesapeake, Total and Enervest for a total of 800 MMcf/d.

•

Fee Redetermination. Beginning on October 1, 2013, for the Cardinal Joint Venture and January 1, 2014, for Utica Dry and annually thereafter, for a period of 20.75 years from January 1, 2012 (Cardinal Joint Venture) and 15 years from July 1, 2012 (Utica Dry), the gathering fee portion of the Utica fee will be redetermined based on a cost of service calculation that targets a specified pre-income tax rate of return on invested capital. There is no cap on these fee adjustments.

•

Well Connections. In the Cardinal Joint Venture, we are generally required to connect new wells within specified timelines subject to penalties for delayed connections in the form of a temporary reduction in the gathering fee for the new well. In Utica Dry, subject to required notice by the producer customer, we will have the option to connect new operated wells within our dedicated acreage as requested by the producer customer. If we elect not to connect a new operated well, the producer customer will be provided alternative forms of release. Subject to certain conditions specified in the gas gathering agreement, if we elect to connect a new well to our gathering systems, we are generally required to connect the new wells within specified timelines subject to penalties for delayed connections, up to a specified cap, and the potential for a well pad release from the producer’s acreage dedication in certain circumstances.

•

Processing and Fractionation Performance Standards. We have agreed with our producer customers to certain performance standards for the UEO Joint Venture, including guaranteed in-service dates, minimum facility run-time standards, minimum propane recovery standards, and fuel caps. If the UEO Joint Venture fails to achieve any of these performance standards as specified, the fees associated with these services will be temporarily reduced.

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

Mid-Continent Region. Under our gas gathering agreement with our producer customers, we have agreed to provide the following services for the fees and obligations outlined below:

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

As part of the CMO Acquisition, we acquired a 33% equity interest in Ranch Westex JV LLC, which we own jointly with Regency Energy Partners, LP and Anadarko Pecos Midstream LLC. Under a gas processing agreement with Chesapeake and Anadarko, Ranch Westex JV LLC provides gas processing services under a cost of service fee arrangement.

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

On June 15, 2012, in connection with the closing of the first portion of the acquisition by the GIP II Entities of Chesapeake’s ownership interest in the Partnership (the “GIP Acquisition”), we entered into a letter agreement with Chesapeake regarding the terms on which Chesapeake will provide certain transition services to the Partnership and our general partner following the GIP Acquisition. Among other things, the letter agreement provides for the continuation of our services agreement and secondment agreement with Chesapeake until December 31, 2013. On June 29, 2012, we entered into an amendment to the letter agreement amending certain terms relating to the insurance coverage to be provided under our services agreement and altering the workers’ compensation insurance endorsements for our general partner under our secondment agreement. On December 20, 2012 in connection with the CMO Acquisition, we entered into another amendment to the letter agreement amending certain terms relating primarily to the extension of transition services for technology related services through March 2014 and through June 2014 for certain field communication support services. The secondment agreement and employee secondment agreement each terminated on January 1, 2013.

How We Evaluate Our Operations

Our management relies on certain financial and operational metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include (i) throughput volumes, (ii) revenues, (iii) operating expenses, (iv) Adjusted EBITDA, (v) distributable cash flow and (vi) segment operating income.

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

Revenues

Our revenues are driven primarily by our contractual terms with our customers, the actual volumes of natural gas we gather, treat and compress, and increasingly by the actual volumes of natural gas we process. Our revenues are supported by the minimum volume commitments contained in our gas gathering agreements with Chesapeake and Total in the case of our Barnett Shale and Chesapeake in the case of our Haynesville Shale as well as fee redetermination and cost of service provisions in our other regions. We contract with producers to gather natural gas or liquids from individual wells located near our gathering systems. We connect wells to gathering pipelines through which natural gas is compressed and may be delivered to a treating facility, processing plant or an intrastate or interstate pipeline for delivery to market. We treat natural gas and liquids that we gather to the extent necessary to meet required specifications of third-party takeaway pipelines. For both the three month period ended March 31, 2013 and the three month period ended March 31 2012, Chesapeake accounted for approximately 77 percent of the natural gas volumes on our gathering systems as an increase in Chesapeake throughput in our Eagle Ford region was offset by an increase in throughput by other customers in the Marcellus region. For the three months ended March 31, 2013 and 2012, Chesapeake accounting for approximately 85 percent and 81 percent, respectively, of our revenues.

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

Segment Operating Income

Prior to the CMO Acquisition in December 2012, our operations were organized into a single business segment. The CMO Acquisition added assets in three new operating regions. Effective January 1, 2013, our chief operating decision maker began to analyze and make operating decisions based on geographic segments. Our operations are divided into eight operating segments: Barnett, Eagle Ford, Haynesville, Marcellus, Niobrara, Utica, Mid-Continent and Corporate.

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

The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income:
Net income attributable to Access Midstream Partners, L.P.	$59,538	$52,366

Interest expense	27,062	15,958
Income tax expense	1,240	839
Depreciation and amortization expense	66,650	38,438
Other	(640)	(45)
Income from unconsolidated affiliates	(25,008)	(12,987)
EBITDA from unconsolidated affiliates(1)	39,459	23,860
Expense for non-cash equity awards	7,390	—
Implied minimum volume commitment	8,750	—

Adjusted EBITDA	$184,441	$118,429

Maintenance capital expenditures	(27,500)	(18,500)
Cash portion of interest expense	(25,092)	(14,655)
Income tax expense	(1,240)	(839)

Distributable Cash Flow	$130,609	$84,435

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net cash provided by operating activities:
Cash Provided By Operating Activities	$80,130	$67,215

Changes in assets and liabilities	26,343	12,534
Interest expense	27,062	15,958
Income tax expense	1,240	839
Other non-cash items	(5,933)	(1,977)
EBITDA from unconsolidated affiliates(1)	39,459	23,860
Expense for non-cash equity awards	7,390	—
Implied minimum volume commitment	8,750	—

Adjusted EBITDA	$184,441	$118,429

Maintenance capital expenditures	(27,500)	(18,500)
Cash portion of interest expense	(25,092)	(14,655)
Income tax expense	(1,240)	(839)

Distributable Cash Flow	$130,609	$84,435

	Three Months Ended March 31,
(1) EBITDA from unconsolidated affiliates is calculated as follows:	2013	2012
	($ in thousands)
Net Income	$25,008	$12,987

Depreciation and amortization expense	14,466	10,901
Other	(15)	(28)

EBITDA from unconsolidated affiliates	$39,459	$23,860

	Three Months Ended March 31,
	2013	2012
GAAP Capital Expenditures	$270,954	$80,593

Adjusted for:
Capital expenditures included in unconsolidated affiliates	165,506	81,354
Capital expenditures attributable to non-controlling interest	(27,752)	—

Net Capital Expenditures	$408,708	$161,947

Results of Operations – Three Months Ended March 31, 2013 versus March 31, 2012

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the three months ended March 31, 2013 (the “Current Quarter”) and the three months ended March 31, 2012 (the “Prior Quarter”):

	Three Months Ended March 31,
	2013	2012	%
	($ in thousands, except operational data)
Revenues(1)	$236,959	$154,674	53.2%
Operating expenses	82,763	48,682	70.0
Depreciation and amortization expense	66,650	38,438	73.4
General and administrative expense	23,734	11,478	106.8
Other operating (income) expense	91	(45)	(302.2)

Total operating expenses	173,238	98,553	75.8

Operating income	63,721	56,121	13.5
Income from unconsolidated affiliates	25,008	12,987	92.6
Interest expense	(27,062)	(15,958)	69.6
Other income	269	55	389.1

Income before income tax expense	61,936	53,205	16.4
Income tax expense	1,240	839	47.8

Net income	$60,696	$52,366	15.9

Key Performance Metrics:
Adjusted EBITDA(2)	$184,441	$118,429	55.7
Distributable cash flow(2)	$130,609	$84,435	54.7
Operational Data(3):
Wells connected during period	220	197	11.7
Wells connected at end of period	7,904	5,443	45.2
Throughput, Bcf per day	3.550	2.802	26.7
Miles of pipe at end of period	6,101	3,953	54.3
Gas compression (horsepower) at end of period	455,318	324,951	40.1

(1)	If either Chesapeake or Total does not meet its minimum volume commitment to the Partnership in the Barnett Shale region or Chesapeake does not meet its minimum volume commitment in the Haynesville Shale region under the relevant gas gathering agreement for specified annual periods, Chesapeake or Total is obligated to pay the Partnership a fee equal to the applicable fee for each thousand cubic feet (“Mcf”) by which the applicable party’s minimum volume commitment for the year exceeds the actual volumes gathered on the Partnership’s systems. Should payments be due under the minimum volume commitment with respect to any year, we recognize the associated revenues in the fourth quarter of that year.

(2)	Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented in accordance with GAAP below under the caption How We Evaluate Our Operations within this Part I, Item 2.

(3)	Operational data includes the gross results for equity investments except for throughput which represents the net throughput allocated to the Partnership’s interest.

The following tables reflect the Partnership’s revenues, throughput, operating expenses and operating expenses per Mcf of throughput by region for the three months ended March 31, 2013 and 2012 (please note that revenue, throughput and operating expenses related to our equity investments (primarily in the Marcellus Shale) are excluded from the tables below as the financial results for our equity investments are reported separately. Please read “Income from Unconsolidated Affiliates” in this Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Three Months Ended March 31,
	2013	2012	% Change
	(In thousands, except percentages and throughput data)
Revenues(1):
Barnett Shale	$93,084	$103,432	(10.0)%
Eagle Ford Shale	57,959	—	N.M.
Haynesville Shale	33,474	19,257	73.8
Marcellus Shale	3,729	—	N.M.
Niobrara Shale	2,302	—	N.M.
Utica Shale	5,496	—	N.M.
Mid-Continent	40,915	31,985	27.9

	$236,959	$154,674	53.2%

Throughput (bcf)(1):
Barnett Shale	95.9	116.4	(17.6)%
Eagle Ford Shale	20.5	—	N.M.
Haynesville Shale	69.3	37.7	83.8
Marcellus Shale	77.6	—	N.M.
Niobrara Shale	0.9	—	N.M.
Utica Shale	4.9	—	N.M.
Mid-Continent	50.3	48.7	3.3

	319.4	202.8	57.5%

Operating Expenses(1):
Barnett Shale	$23,939	$26,200	(8.6)%
Eagle Ford Shale	14,400	—	N.M.
Haynesville Shale	11,315	4,147	172.8
Marcellus Shale	2,597	—	N.M.
Niobrara Shale	1,544	—	N.M.
Utica Shale	2,546	—	N.M.
Mid-Continent	18,204	12,363	47.2
Corporate	8,218	5,972	37.6

	$82,763	$48,682	70.0%

Expenses ($ per mcf):
Barnett Shale	$0.25	$0.23	8.7%
Eagle Ford Shale	0.70	—	N.M.
Haynesville Shale	0.16	0.11	45.5
Marcellus Shale	1.31	—	N.M.
Niobrara Shale	0.91	—	N.M.
Utica Shale	0.36	—	N.M.
Mid-Continent	0.36	0.25	44.0
Corporate	—	—	—

	$0.33	$0.24	41.7%

(1)	Throughput in all regions represents the net throughput allocated to the Partnership’s interest. Revenues and expenses presented above reflect only consolidated results of operations.

Segment Reporting

We present information in this MD&A by segment. The segment information appearing in Note 9 of the accompanying Notes to the Condensed Consolidated Financial Statements is presented on a basis consistent with our internal management reporting. Beginning on January 1, 2013, we conduct our operations in the following segments: Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, Niobrara Shale, Utica Shale, Mid-Continent region and Corporate.

Barnett Shale

Revenues. For the Current Quarter, Barnett Shale revenues totaled $93.1 million compared to $103.4 million in the Prior Quarter, a decrease of $10.3 million, or 10.0 percent. A decrease in throughput due to decreased drilling activity resulted in an $18.2 million decrease in revenue which was partially offset by an annual fixed fee rate escalation of two percent and fee redetermination in July 2012 of $0.05 per mcf. Because throughput in the Barnett Shale during the Current Quarter was significantly below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2013 fourth quarter. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $8.8 million in the Current Quarter based on the projected full year volume shortfall.

Operating Expenses. For the Current Quarter, operating expenses were $23.9 million, or $0.25 per Mcf, compared to $26.2 million, or $0.23 per Mcf, during the Prior Quarter. The decrease in total operating expense is the result of a decrease in compensation and other costs as we anticipated a decrease in throughput in this region and adjusted the cost structure to fit the expected level of activity. While total operating costs have decreased, operating expense per Mcf has increased due to fixed costs and declining volumes.

Eagle Ford Shale

We acquired the Eagle Ford Shale assets in December 2012.

Revenues. Our Current Quarter revenues in the Eagle Ford totaled $58.0 million and were primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. We connected 119 new wells to our gathering systems in this region during the Current Quarter and we expect throughput from these wells to contribute to our results in future periods.

Operating Expenses. For the Current Quarter, operating expenses totaled $14.4 million or $0.70 per Mcf. The most significant operating expenses in this region are compensation and compression costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $10.1 million and relates almost entirely to depreciation of our operating assets in this region.

Haynesville Shale

Revenues. For the Current Quarter, Haynesville Shale revenues totaled $33.5 million compared to $19.3 million in the Prior Quarter, an increase of $14.2 million, or 73.8 percent. An overall increase in throughput of 83.8 percent resulted from production from the Mansfield gathering system acquired in December 2012, offset by a volume decrease for the Springridge gathering system. Haynesville revenues in the Current Quarter were positively impacted by an annual rate escalation of 2.5 percent and rate redetermination of 15 percent on the Springridge gathering system, both effective January 1, 2013.

Operating Expenses. For the Current Quarter, operating expenses were $11.3 million, or $0.16 per Mcf compared to $4.1 million, or $0.11 per Mcf during the Prior Quarter. All of our operating costs in this region increased significantly as a result of the acquisition of the Mansfield system in December 2012. While natural gas gathered in the area serviced by the Mansfield gathering system requires additional treating services, we continue to reduce our operating costs in this dry gas region to address the decrease in throughput caused by the low natural gas price environment.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $19.3 million compared to $7.8 million during the Prior Quarter. The increase is almost entirely the result of the December 2012 acquisition of the Mansfield gathering system as we did not spend a significant amount of capital in this region in 2012 due to reduced drilling activity by our producer customer.

Marcellus Shale

Marcellus Shale revenues and expenses reflect only the results of the Marcellus gathering systems acquired in December 2012. The large majority of our assets in the Marcellus Shale are accounted for as equity investments and included in Income from Unconsolidated Affiliates. See further discussion below under “Income from Unconsolidated Affiliates” in this section of Marcellus Shale results of operations.

Revenues. Revenues from the Marcellus assets acquired in December 2012 totaled $3.7 million during the Current Quarter, primarily related to throughput on those gathering systems and the rates charged for gathering such throughput.

Operating Expenses. Operating expenses for the assets acquired in December 2012 was $2.6 million in the Current Quarter and related primarily to compensation and compression costs.

Income from Unconsolidated Affiliates. In December 2011, we acquired all of the issued and outstanding common units of Appalachia Midstream. We operate 100 percent of and own an interest in 10 gas gathering systems in the Marcellus Shale, primarily in Pennsylvania and West Virginia. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon and Mitsui. Income from unconsolidated affiliates for the Appalachia Midstream assets was $25.2 million and $13.0 million for the Current Quarter and Prior Quarter, respectively. The increase was the result of increased drilling by our producer customers in the Marcellus Shale as well as an increase in the number of wells we connected to our system in 2012. We connected 227 new wells to our Appalachia Midstream gathering systems in 2012. The following table summarizes the results of the Appalachia Midstream assets (net to our interest) for the Current Quarter and Prior Quarter:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Revenues ($ in thousands)	$46,022	$29,259
Throughput (Bcf)	76.4	52.2

Operating expenses ($ in thousands)	$6,706	$3,734
Expenses ($ per Mcf)	0.09	0.07

Niobrara Shale

We acquired 50 percent of the Niobrara Shale assets in December 2012. Because we operate the assets and have contractual discretion to make operating decisions for the assets, we are deemed to control the assets and thus, we consolidate 100 percent of the assets and results of operation in our financial results. We present the noncontrolling interest for these assets in Noncontrolling Interests on the condensed consolidated balance sheet and in Net Income Attributable to Noncontrolling Interests on the condensed consolidated statement of operations.

Revenues. Our Current Quarter revenues in the Niobrara totaled $2.3 million and were primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. We continue to invest significant capital in this region and expect to connect a significant number of wells to our gathering systems that will drive volume growth in future periods.

Operating Expenses. For the Current Quarter, operating expenses totaled $1.5 million. The most significant operating expenses in this region are compensation and compression costs.

Utica Shale

In the CMO Acquisition, we acquired a 100 percent ownership interest in four natural gas gathering systems, a 66 percent operating interest in the Cardinal Joint Venture and a 49 percent interest in the UEO Joint Venture. Because we operate the assets and have contractual discretion to make operating decision for the Cardinal Joint Venture, we are deemed to control the assets and thus, we consolidated 100 percent of the assets and results of operations in our financial results and reflect the ownership of the other interest owners through a noncontrolling interest in the income and equity of the investment. The UEO Joint Venture is accounted for as an equity investment because the power to direct the activities which are most significant to the UEO Joint Venture’s economic performance is shared between us and the other equity holders.

Revenues. Our Current Quarter revenues in the Utica totaled $5.5 million and were primarily attributable to the amount of throughput and rates charged for such throughput on our gathering systems and gathering systems included in the Cardinal Joint Venture. We continue to invest significant capital in this region that will drive volume and revenue growth in future periods.

Operating Expenses. For the Current Quarter, operating expenses totaled $2.5 million. The most significant operating expenses in this region are compensation and compression costs.

Mid-Continent

Revenues. For the Current Quarter, Mid-Continent revenues totaled $40.9 million compared to $32.0 million in the Prior Quarter, an increase of $8.9 million, or 27.9 percent. Throughput in the Mid-Continent region increased 3.3 percent, contributing $1.1 million of additional revenues and a 2.5 percent annual rate increase and a 15 percent increase in fees as a result of rate redetermination, both effective January 1, 2013, contributed additional revenue in this region.

Operating Expenses. For the Current Quarter, operating expenses were $18.2 million, or $0.36 per Mcf compared to $12.4 million, or $0.25 per Mcf during the Prior Quarter. The increase occurred across all operating costs in this region as we continue to experience and prepare for increased drilling activity in this liquids-rich region by our producer customers.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $8.6 million compared to $7.5 million during the Prior Quarter. We spent significant capital in the liquids-rich Mid-Continent region in 2012 and expect to continue to spend additional capital in this region in 2013 in order to provide various services to producers in this region.

Corporate

Operating Expenses. For the Current Quarter, operating expenses were $8.2 million compared to $6.0 million during the Prior Quarter. The increase in operating expenses resulted from additional technical resources to support assets acquired in 2012 as well as an increase in risk management expense.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $2.7 million compared to $0.6 million during the Prior Quarter. The increase in depreciation expense is a result of capital expenditures to back office infrastructure made in 2012.

General and Administrative Expense. During the Current Quarter, general and administrative expenses were $23.7 million compared to $11.5 million during the Prior Quarter. This increase is primarily attributable to additional overhead expenses resulting from the increased scale of the Partnership’s operations following the CMO Acquisition, additional expense from equity-based, long-term incentive compensation influenced by the recent increase in the Partnership’s unit price, as well as transition costs as the Partnership develops an independent back office infrastructure.

Interest Expense. Interest expense was $27.1 million for the Current Quarter compared to $16.0 million for the Prior Quarter. These amounts were net of $9.7 million and $2.2 million of capitalized interest during the Current Quarter and the Prior Quarter, respectively. The increase is related to interest expense on the 2023 Notes, issued in December 2012. We also incur interest expense on our outstanding senior notes and borrowings under our revolving credit facility. Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

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

Liquidity and Capital Resources

Our ability to finance operations and fund capital expenditures will largely depend on our ability to generate sufficient cash flow to cover these expenses as well as the availability of borrowings under our revolving credit facility and our access to the capital markets. Our ability to generate cash flow is subject to a number of factors, some of which are beyond our control. See Risk Factors in our annual report on Form 10-K for the year ended December 31, 2012.

Working Capital (Deficit). Working capital is defined as the amount by which current assets exceed current liabilities and may indicate the potential need for short-term funding. As of March 31, 2013, we had a working capital deficit of $94.6 million and as of December 31, 2012, we had a working capital deficit of $39.5 million.

Cash Flows. Net cash provided by (used in) operating activities, investing activities and financing activities of the Partnership for the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$80,130	$67,215
Investing activities	$(356,628)	$(125,448)
Financing activities	$211,816	$58,236

Operating Activities. Net cash provided by operating activities was $80.1 million for the Current Quarter compared to $67.2 million during the Prior Quarter. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, amortization and gains or losses on the sales of fixed assets. Please read “Results of Operations” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The changes in cash flow are also impacted by timing impacts on working capital accounts.

Investing Activities. Net cash used in investing activities for the Current Quarter increased $231.2 million compared to the Prior Quarter. Approximately $356.6 million was used in investing activities during 2013. This amount included approximately $271.0 million in additions to property, plant and equipment and $111.8 million in additions to our investment in unconsolidated affiliates.

Financing Activities. Net cash provided by (used in) financing activities increased $153.6 million for the Current Quarter as compared to the Prior Quarter. This increase was primarily attributable to an increase in net borrowings.

Sources of Liquidity

At March 31, 2013, our potential sources of liquidity included:

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

Revolving Credit Facility

On December 12, 2012, we amended our senior secured revolving credit facility. The amended revolving credit facility matures in June 2016 and provides up to $1 billion of borrowing capacity, including a sub-limit of $50 million for same-day swing line advances and a sub-limit of $50 million for letters of credit. In addition, the revolving credit facility’s accordion feature allows us to increase the available borrowing capacity under the facility up to $1.25 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the revolving credit facility. As of March 31, 2013, we had approximately $277.0 million outstanding under our revolving credit facility. As of December 31, 2012, there were no borrowings outstanding.

Borrowings under the revolving credit facility are available to fund working capital, finance capital expenditures and acquisitions, provide for the issuance of letters of credit and for general partnership purposes. The revolving credit facility is secured by all of our assets, and loans thereunder (other than swing line loans) bear interest at our option at either (i) the greater of (a) the reference rate of Wells Fargo Bank, NA, (b) the federal funds effective rate plus 0.50 percent or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (LIBOR), plus 1.00 percent, each of which is subject to a margin that varies from 0.625 percent to 1.50 percent per annum, according to our leverage ratio (as defined in the agreement), or (ii) the Eurodollar rate plus a margin that varies from 1.625 percent to 2.50 percent per annum, according to our leverage ratio. If we reach investment grade status, we will have the option to release the security under the credit facility and amounts borrowed will bear interest under a specified ratings-based pricing grid. The unused portion of the credit facility is subject to commitment fees of (a) 0.25 percent to 0.40 percent per annum while we are subject to the leverage-based pricing grid, according to our leverage ratio and (b) 0.20 percent to 0.35 percent per annum while we are subject to the ratings-based pricing grid, according to our senior unsecured long-term debt ratings.

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

The revolving credit facility agreement contains certain negative covenants that (i) limit our ability, as well as the ability of certain of our subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require us to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for us to maintain the EBITDA to interest expense ratio and allows for us to release all collateral securing the revolving credit facility if we reach investment grade status. The revolving credit facility agreement also requires us to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after we have released all collateral upon achieving investment grade status). We were in compliance with all covenants under the agreement at March 31, 2013 and December 31, 2012.

Senior Notes

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

On January 11, 2012, we and ACMP Finance Corp. completed a private placement of $750.0 million in aggregate principal amount of 6.125 percent senior notes due 2022 (the “2022 Notes”). We used a portion of the net proceeds to repay all borrowings outstanding under our revolving credit facility and used the balance for general partnership purposes. Debt issuance costs of $13.8 million are being amortized over the life of the 2022 Notes.

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

The 2023 Notes, 2022 Notes and the 2021 Notes indentures contain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: (1) sell assets including equity interests in our subsidiaries; (2) pay distributions on, redeem or purchase our units, or redeem or purchase our subordinated debt; (3) make investments; (4) incur or guarantee additional indebtedness or issue preferred units; (5) create or incur certain liens; (6) enter into agreements that restrict distributions or other payments from certain subsidiaries to us; (7) consolidate, merge or transfer all or substantially all of our, or certain of our subsidiaries’, assets; (8) engage in transactions with affiliates; and (9) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the 2023 Notes, 2022 Notes or the 2021 Notes achieve an investment grade rating from either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default, as defined in the indentures, has occurred or is continuing, many of these covenants will terminate.

We, as the parent company, have no independent assets or operations. Our operations are conducted by our subsidiaries through our primary operating company subsidiaries, Access MLP Operating, L.L.C. and Access Midstream Operating, L.L.C. Each of Access MLP Operating, L.L.C., Access Midstream Operating, L.L.C. and our other subsidiaries is a guarantor, other than ACMP Finance Corp., our indirect 100 percent owned subsidiary whose sole purpose is to act as co-issuer of any debt securities. Each guarantor is our 100 percent owned subsidiary. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from our or its respective subsidiaries by dividend or loan. None of our assets or the assets of any guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

Equity Issuance

On December 18, 2012, we completed an equity offering of 18.4 million common units, including 2.4 million common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price of $32.15 per common unit.

We received offering proceeds (net of underwriting discounts, commissions and offering expenses) of approximately $569.3 million from the equity offering, including proceeds from the underwriters’ exercise of their option to purchase additional common units. We used the net proceeds to pay a portion of the purchase price for the CMO Acquisition.

Subscription Agreement

On December 20, 2012, we sold 5.9 million Class B units to each of the GIP II Entities and Williams and 5.6 million Class C units to each of the GIP II Entities and Williams, in each case pursuant to the subscription agreement. We received aggregate proceeds of approximately $712.1 million in exchange for the sale of Class B units and Class C units, inclusive of the capital contribution made by our general partner to maintain its two percent general partner interest in us following the issuance of common, Class B and Class C units.

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

For the Current Quarter, growth capital expenditures totaled $381.2 million and maintenance capital expenditures totaled $27.5 million. Total 2013 first quarter capital expenditures included $165.5 million for the Partnership’s share of capital expenditures in entities accounted for as equity investments. Our future capital expenditures may vary significantly from budgeted amounts and from period to period based on the investment opportunities that become available to us.

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

Distributions

	Declaration Date	Record Date	Distribution Date	Distribution Declared	Total Cash Distribution
2013					($ in thousands)
First quarter	April 24, 2013	May 8, 2013	May 15, 2013	$0.4675	$93,358

2012
Fourth quarter	January 25, 2013	February 6, 2013	February 13, 2013	$0.4500	$84,073
Third quarter	October 25, 2012	November 7, 2012	November 14, 2012	0.4350	67,081
Second quarter	July 27, 2012	August 7, 2012	August 14, 2012	0.4200	64,164
First quarter	April 27, 2012	May 8, 2012	May 15, 2012	0.4050	61,543

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

We consider depreciation and evaluation of long-lived assets for impairment to be critical policies and estimates. These policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2012.

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

Other factors that could cause our actual results to differ from our projected results are described under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, and in our other reports and registration statements filed from time to time with the SEC.

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

ITEM 4. Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2013.

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with a public offering of the Partnership’s common units, on April 2, 2013, our general partner made an additional capital contribution to the Partnership of approximately $8.4 million to maintain its two percent interest in the Partnership. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

ACCESS MIDSTREAM PARTNERS, L.P.
By: Access Midstream Partners GP, L.L.C., its general partner

Date: May 3, 2013	By:	/s/ J. MIKE STICE
J. Mike Stice
Chief Executive Officer

Date: May 3, 2013	By:	/s/ DAVID C. SHIELS
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