Form 10-Q
period 2013-06-30
ACCESS MIDSTREAM PARTNERS LP
filed 2013-08-01
CIK 1483096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File No. 1-34831

Access Midstream Partners, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	80-0534394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Central Park Drive
Oklahoma City, Oklahoma	73105
(Address of principal executive offices)	(Zip Code)

(877) 413-1023

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

As of July 25, 2013, the registrant had 107,768,118 common units outstanding.

ACCESS MIDSTREAM PARTNERS, L.P.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
	($ in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$18,023	$64,994
Accounts receivable	150,986	133,543
Prepaid expenses	9,065	13,978
Other current assets	10,064	7,251
Total current assets	188,138	219,766

Property, plant and equipment:
Gathering systems	5,586,723	5,125,746
Other fixed assets	122,489	96,916
Less: Accumulated depreciation	(716,980)	(590,614)
Total property, plant and equipment, net	4,992,232	4,632,048
Investment in unconsolidated affiliates	1,635,296	1,297,811
Intangible customer relationships, net	343,751	355,217
Deferred loan costs, net	57,153	56,258
Total assets	$7,216,570	$6,561,100

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$37,093	$47,987
Accrued liabilities	222,717	211,274
Total current liabilities	259,810	259,261

Long-term liabilities:
Long-term debt	2,716,200	2,500,000
Other liabilities	5,636	5,333
Total long-term liabilities	2,721,836	2,505,333

Commitments and contingencies (Note 7)
Partners’ capital:
Common units (107,724,781 and 97,324,453 issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	2,531,356	2,188,241
Subordinated units (69,076,122 issued and outstanding at June 30, 2013 and December 31, 2012)	812,182	834,001
Class B units (12,160,730 and 11,858,050 issued and outstanding at June 30, 2013 and December 31, 2012)	294,064	273,858
Class C units (11,199,268 issued and outstanding at June 30, 2013 and December 31, 2012)	308,098	295,551
General partner interest	103,048	93,182
Total partners’ capital attributable to Access Midstream Partners, L.P.	4,048,748	3,684,833
Noncontrolling interest	186,176	111,673
Total partners’ capital	4,234,924	3,796,506
Total liabilities and partners’ capital	$7,216,570	$6,561,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands, except per unit data)
Revenues	$247,242	$149,332	$484,201	$304,006

Operating expenses:
Operating expenses	82,844	44,731	165,607	93,413
Depreciation and amortization expense	71,869	40,722	138,519	79,160
General and administrative expense	25,089	11,565	48,823	23,043
Other operating expense	1,892	240	1,983	195

Total operating expenses	181,694	97,258	354,932	195,811

Operating income	65,548	52,074	129,269	108,195

Other income (expense):
Income from unconsolidated affiliates	33,745	15,971	58,753	28,958
Interest expense	(27,732)	(15,636)	(54,794)	(31,594)
Other income	126	4	395	59

Income before income tax expense	71,687	52,413	133,623	105,618
Income tax expense	1,260	807	2,500	1,646

Net income	70,427	51,606	131,123	103,972
Net income attributable to noncontrolling interests	1,214	—	2,372	—

Net income attributable to Access Midstream Partners, L.P.	$69,213	$51,606	$128,751	$103,972

Limited partner interest in net income
Net income attributable to Access Midstream Partners, L.P.	$69,213	$51,606	$128,751	$103,972
Less general partner interest in net income	(5,995)	(1,752)	(10,787)	(3,181)
Limited partner interest in net income	$63,218	$49,854	$117,964	$100,791

Net income per limited partner unit – basic and diluted
Common units	$0.18	$0.34	$0.32	$0.68
Subordinated units	$0.31	$0.34	$0.60	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	($ in thousands)
Cash flows from operating activities:
Net income	$131,123	$103,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,519	79,160
Income from unconsolidated affiliates	(58,753)	(28,958)
Other non-cash items	6,676	3,709
Changes in assets and liabilities:
Increase in accounts receivable	(23,592)	(27,017)
(Increase) decrease in other assets	1,905	(1,649)
Decrease in accounts payable	(10,896)	(11,742)
Increase in accrued liabilities	32,598	18,923

Net cash provided by operating activities	217,580	136,398

Cash flows from investing activities:
Additions to property, plant and equipment	(545,594)	(140,921)
Investments in unconsolidated affiliates	(263,710)	(43,153)
Proceeds from sale of assets	31,696	5,599

Net cash used in investing activities	(777,608)	(178,475)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	875,500	519,900
Payments on long-term debt borrowings	(659,300)	(1,084,100)
Proceeds from issuance of common units	399,922	—
Proceeds from issuance of senior notes	—	750,000
Distributions to unitholders	(177,430)	(120,475)
Capital contributions from noncontrolling interests	71,414	—
Debt issuance costs	(5,377)	(13,874)
Other adjustments	8,328	5,722

Net cash provided by financing activities	513,057	57,173

Net increase (decrease) in cash and cash equivalents	(46,971)	15,096
Cash and cash equivalents, beginning of period	64,994	22

Cash and cash equivalents, end of period	$18,023	$15,118

Supplemental disclosure of non-cash investing activities:
Changes in accounts payable and other liabilities related to purchases of property, plant and equipment	$(25,244)	$10,853
Changes in other liabilities related to asset retirement obligations	$105	$313

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Partners’ Equity
	Limited Partners
($ in thousands)	Common	Subordinated	Class B	Class C	General Partner	Non controlling Interest	Total
Balance at December 31, 2012	$2,188,241	$834,001	$273,858	$295,551	$93,182	$111,673	$3,796,506
Net income	62,435	41,558	7,233	6,738	10,787	2,372	131,123
Distribution to unitholders	(94,179)	(63,377)	—	(10,275)	(9,599)	—	(177,430)
Contributions from noncontrolling interest owners	—	—	—	—	—	72,131	72,131
Non-cash equity based compensation	3,994	—	—	—	—	—	3,994
Issuance of common units	399,922	—	—	—	—	—	399,922
Issuance of general partner interests	—	—	—	—	8,678	—	8,678
Beneficial conversion feature of Class B units	720	—	(720)	—	—	—	—
Amortization of beneficial conversion feature of Class B and Class C units	(29,777)	—	13,693	16,084	—	—	—
Balance at June 30, 2013	$2,531,356	$812,182	$294,064	$308,098	$103,048	$186,176	$4,234,924

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

Holdings of Partnership Capital

At June 30, 2013, the GIP II Entities held 2,042,458 notional general partner units representing a 1.0 percent general partner interest in the Partnership, 50.0 percent of the Partnership’s incentive distribution rights, 33,704,666 common units, 34,538,061 subordinated units, 6,080,365 Class B units and 5,599,634 Class C units. The GIP II Entities’ ownership represents an aggregate 39.1 percent limited partner interest in the Partnership. Williams held 2,042,458 notional general partner units representing a 1.0 percent general partner interest in the Partnership, 50.0 percent of the Partnership’s incentive distribution rights, 34,538,061 subordinated units, 6,080,365 Class B units and 5,599,634 Class C units. Williams ownership represents an aggregate 22.6 percent limited partner interest in the Partnership. The public held 74,020,115 common units, representing a 36.3 percent limited partner interest in the Partnership.

Basis of Presentation

The accompanying financial statements and related notes present the unaudited condensed consolidated balance sheets of the Partnership as of June 30, 2013 and December 31, 2012. They also include the unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2013 and 2012, the unaudited condensed consolidated statements of cash flows for the Partnership for the six-month periods ended June 30, 2013 and 2012, and the unaudited changes in partners’ capital of the Partnership for the six-month period ended June 30, 2013.

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

The results of operations for the six-month period ended June 30, 2013, are not indicative of results that may be expected for the full fiscal year.

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation.

2. Partnership Capital and Distributions

The partnership agreement requires that, within 45 days after the end of each quarter, the Partnership distribute its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the three and six-month periods ended June 30, 2013, the Partnership paid cash distributions to its unitholders of approximately $93.3 million and $177.4 million, respectively, representing a $0.45 per-unit distribution for the three-month period ended December 31, 2012 and a $0.4675 per-unit distribution for the three-month period ended March 31, 2013. See also Note 10 — Subsequent Events, concerning distributions declared on July 24, 2013, for the three-month period ended June 30, 2013.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Subordinated Units

As of June 30, 2013, all subordinated units are held indirectly by the GIP II Entities and Williams, collectively. These units are considered subordinated because for a period of time (the “Subordination Period”), the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution of $0.3375 per common unit plus any arrearages from prior quarters. Arrearages do not apply to and therefore will not be paid on the subordinated units. The effect of the subordinated units is to increase the likelihood that, during the Subordination Period, available cash is sufficient to fully fund cash distributions on the common units in an amount equal to or greater than the minimum quarterly distribution.

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

Class B Units

The Class B units are not entitled to cash distributions. Instead, prior to conversion into common units, the Class B units will receive quarterly distributions of additional paid-in-kind Class B units. The amount of each quarterly distribution per Class B unit will be the quotient of the quarterly distribution paid in respect of a common unit divided by the volume-weighted average price of the common units for the 30-day period prior to the declaration of the quarterly distribution to common units. Effective on the business day after the record date for the distribution on common units for the fiscal quarter ending December 31, 2014, each Class B unit will become convertible at the election of either the holder of such Class B unit or the Partnership into a common unit on a one-for-one basis. In the event of the Partnership’s liquidation, the holder of Class B units will be entitled to receive out of the Partnership’s assets available for distribution to the partners the positive balance in each such holder’s capital account in respect of such Class B units, determined after allocating the Partnership’s net income or net loss among the partners. All Class B units are held indirectly by affiliates of the Partnership’s general partner.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Class C Units

The Class C units are entitled to quarterly cash distributions after the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. The Class C units will participate pro rata thereafter with all outstanding subordinated units until the subordinated units and Class C units receive the minimum quarterly distribution, after which the Class C units will participate in further cash distributions pro rata with the Partnership’s common units. Effective on the business day after the record date for the distribution on common units for the fiscal quarter ending December 31, 2013, each Class C unit will become convertible into a common unit on a one-for-one basis at the election of either the holder of such Class C unit or the Partnership. In the event of the Partnership’s liquidation, the holder of Class C units will be entitled to receive out of the Partnership’s assets available for distribution to the partners the positive balance in each such holder’s capital account in respect of such Class C units, determined after allocating the Partnership’s net income or net loss among the partners. All Class C units are held indirectly by affiliates of the Partnership’s general partner.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units (in thousands, except per-unit information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands, except per unit data)
Net income attributable to Access Midstream Partners, L.P.	$69,213	$51,606	$128,751	$103,972
Less general partner interest in net income	(5,995)	(1,752)	(10,787)	(3,181)

Limited partner interest in net income	$63,218	$49,854	$117,964	$100,791

Net income allocable to common units(1)	$19,116	$26,641	$32,563	$53,860
Net income allocable to subordinated units	21,721	23,213	41,558	46,931
Net income allocable to Class B units(1)	10,755	—	20,985	—
Net income allocable to Class C units(1)	11,626	—	22,858	—
Limited partner interest in net income	$63,218	$49,854	$117,964	$100,791
Net income per limited partner unit – basic and diluted
Common units	$0.18	$0.34	$0.32	$0.68
Subordinated units	$0.31	$0.34	$0.60	$0.68
Weighted average limited partner units outstanding—basic and diluted
Common units	108,673,392	79,277,661	103,575,719	79,277,046
Subordinated units	69,076,122	69,076,122	69,076,122	69,076,122
Total	177,749,514	148,353,783	172,651,841	148,353,168

(1)	Adjusted to reflect amortization for the beneficial conversion feature.

4. Long-Term Debt

The following table presents the Partnership’s outstanding debt as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Revolving credit facility	$216,200	$—
5.875 percent senior notes due April 2021	350,000	350,000
6.125 percent senior notes due July 2022	750,000	750,000
4.875 percent senior notes due May 2023	1,400,000	1,400,000

Total long-term debt	$2,716,200	$2,500,000

The following table presents the Partnership’s average interest rate and average debt balance for the three-months ended June 30, 2013:

	Average Interest Rate	Average Balance
		(in thousands)
Revolving credit facility	2.298%	$114,955
5.875 percent senior notes due April 2021	5.875	350,000
6.125 percent senior notes due July 2022	6.125	750,000
4.875 percent senior notes due May 2023	4.875	1,400,000

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revolving Credit Facility

On May 13, 2013, the Partnership amended and restated its existing senior secured revolving credit facility. The amended and restated revolving credit facility matures in May 2018 and includes revolving commitments of $1.75 billion, including a sub-limit of $100 million for same-day swing line advances and a sub-limit of $200 million for letters of credit. In addition, the revolving credit facility’s accordion feature allows the Partnership to increase the available borrowing capacity under the facility up to $2.00 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the revolving credit facility.

Borrowings under the revolving credit facility are available to fund working capital, finance capital expenditures and acquisitions, provide for the issuance of letters of credit and for general partnership purposes. The revolving credit facility is secured by all of the Partnership’s assets, and loans thereunder (other than swing line loans) bear interest at the Partnership’s option at either (i) the greater of (a) the reference rate of Wells Fargo Bank, NA, (b) the federal funds effective rate plus 0.50 percent or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (LIBOR), plus 1.00 percent, each of which is subject to a margin that varies from 0.50 percent to 1.50 percent per annum, according to the Partnership’s leverage ratio (as defined in the agreement), or (ii) the Eurodollar rate plus a margin that varies from 1.50 percent to 2.50 percent per annum, according to the Partnership’s leverage ratio. If the Partnership reaches investment grade status, the Partnership will have the option to release the security under the credit facility and amounts borrowed will bear interest under a specified ratings-based pricing grid. The unused portion of the credit facility is subject to commitment fees of (a) 0.25 percent to 0.375 percent per annum while the Partnership is subject to the leverage-based pricing grid, according to the Partnership’s leverage ratio and (b) 0.15 percent to 0.30 percent per annum while the Partnership is subject to the ratings-based pricing grid, according to its senior unsecured long-term debt ratings.

Additionally, the revolving credit facility contains various covenants and restrictive provisions which limit the Partnership and its subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of the Partnership’s assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness. If the Partnership fails to perform its obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. The revolving credit facility also has cross default provisions that apply to any other indebtedness the Partnership may have with an outstanding principal amount in excess of $15 million.

The revolving credit facility agreement contains certain negative covenants that (i) limit the Partnership’s ability, as well as the ability of certain of its subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require the Partnership to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for the Partnership to maintain the EBITDA to interest expense ratio and allows for the Partnership to release all collateral securing the revolving credit facility if the Partnership reaches investment grade status. The revolving credit facility agreement also requires the Partnership to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after we have released all collateral upon achieving investment grade status). The Partnership was in compliance with all covenants under the agreement at June 30, 2013.

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

The Partnership, as the parent company, has no independent assets or operations. The Partnership’s operations are conducted by its subsidiaries through its primary operating company subsidiary, Access MLP Operating, L.L.C.  Access MLP Operating, L.L.C. and each of the Partnership’s other subsidiaries is a guarantor, other than ACMP Finance Corp., an indirect 100 percent owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of any debt securities. Each guarantor is a 100 percent owned subsidiary of the Partnership. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or a guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capitalized Interest

For the three-month periods ended June 30, 2013 and 2012, interest expense was net of capitalized interest of $10.2 million and $3.5 million, respectively, and $19.9 million and $5.7 million for the six-month periods ended June 30, 2013 and 2012, respectively.

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

Certain key members of management have been designated as participants in the Management Incentive Compensation Plan which is made up of two components.  The first component is an annual cash bonus based on “excess” cash distributions made by the Partnership above a specified target amount with respect to each fiscal quarter during which the award is outstanding.  The second component is based on an increase in value of the Partnership’s common units at the end of a specified five-year period beginning on the award commencement date.

Included in operating expense, general and administrative expense, and income from unconsolidated affiliates total equity-based compensation of $8.9 million for the three-month period ended June 30, 2013. No expense was recorded in the three-month period June 30, 2012, due to a decrease in the Partnership’s unit price. Included in operating expense, general and administrative expense, and income from unconsolidated affiliates is equity-based compensation of $16.3 million and $0.7 million for the six-month periods ended June 30, 2013 and 2012, respectively.

The LTIP provides for an aggregate of 3,500,000 common units to be awarded to employees, directors and consultants of the Partnership’s general partner and its affiliates through various award types, including unit awards, restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards. The LTIP has been designed to promote the interests of the Partnership and its unitholders by strengthening its ability to attract, retain and motivate qualified individuals to serve as employees, directors and consultants. As of June 30, 2013, there was $31.6 million of unrecognized compensation expense attributable to the LTIP, of which $29.1 million is expected to be recognized over a four year period following June 30, 2013.

The following table summarizes LTIP award activity for the six months ended June 30, 2013:

	Units	Value per Unit
Restricted units unvested at beginning of period	511,177	$28.55

Granted	696,022	35.09
Vested	(50,328)	28.94
Forfeited	(93,193)	31.62
Restricted units unvested at end of period	1,063,678	$32.54

6. Major Customers and Concentration of Credit Risk

Chesapeake Energy Marketing, Inc. (“CEMI”), a wholly owned subsidiary of Chesapeake, accounted for $210.6 million and $120.5 million of the Partnership’s revenues for the three-month periods ended June 30, 2013 and 2012, respectively, and $413.1 million and $246.0 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. On June 30, 2013 and December 31, 2012, cash and cash equivalents were invested in a non-interest bearing account and money market funds with investment grade ratings. On June 30, 2013 and December 31, 2012, Chesapeake accounted for $124.1 million and $80.0 million of the Partnership’s accounts receivable balance.

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

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of employment-related matters. Management believes that these routine legal proceedings will not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows. Once information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to the estimate of the likely exposure. There was not an accrual for legal contingencies as of June 30, 2013 or December 31, 2012.

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

	June 30, 2013		December 31, 2012
	Carrying amount	Fair value (Level 2)	Carrying amount	Fair value (Level 2)
	($ in thousands)
Financial liabilities:

Revolving credit facility	$216,200	$216,200	$—	$—
2021 Notes	350,000	352,408	350,000	370,125
2022 Notes	750,000	762,660	750,000	810,000
2023 Notes	1,400,000	1,309,000	1,400,000	1,428,882

The carrying amount of cash and cash equivalents (Level 1), accounts receivable and accounts payable reported on the balance sheet approximates fair value due to their short-term maturities.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Segment Information

Prior to the CMO Acquisition, the Partnership’s operations were organized into a single business segment. As a result of the CMO Acquisition, the Partnership added assets in three new operating regions. Effective January 1, 2013, the Partnership’s chief operating decision maker began to analyze and make operating decisions based on geographic segments. The Partnership’s operations are divided into eight operating segments: Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, Niobrara Shale, Utica Shale, Mid-Continent region and Corporate.

Summarized financial information for the reportable segments is shown in the following tables, presented in thousands.

Three months ended June 30, 2013

	Barnett		Eagle Ford		Haynesville	Marcellus		Niobrara
Revenues	$90,384		$67,752		$30,621	$4,012		$2,431
Operating expenses	23,963		14,951		9,109	198		1,946
Depreciation and amortization expense	24,000		13,362		19,471	38		1,156
General and administrative expense	—		—		—	—		—
Other operating expense	—		—		—	—		—
Operating income (loss)	$42,421		$39,439		$2,041	$3,776		$(671)

Income (loss) from unconsolidated affiliates	$—		$—		$—	$34,492		$—

Capital expenditures	$13,395		$83,443		$2,777	$5	(1)	$11,671	(2)

	Utica		Mid- Continent		Corporate	Consolidated
Revenues	$7,238		$44,804		$—	$247,242
Operating expenses	2,269		16,975		13,433	82,844
Depreciation and amortization expense	2,265		8,208		3,369	71,869
General and administrative expense	—		—		25,089	25,089
Other operating expense	—		—		1,892	1,892
Operating income (loss)	$2,704		$19,621		$(43,783)	$65,548

Income (loss) from unconsolidated affiliates	$(929)		$182		$—	$33,745

Capital expenditures	$94,023	(3)	$29,134	(4)	$40,192	$274,640

(1)	Amount excludes $75.9 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

(2)	Amount includes $5.8 million of capital expenditures attributable to noncontrolling interest owners.

(3)

Amount excludes $112.0 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates and includes $33.8 million of capital expenditures attributable to noncontrolling interest owners.

(4)	Amount excludes $2.3 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended June 30, 2012

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$99,411	$—	$16,122	$—		$—
Operating expenses	23,735	—	3,564	—		—
Depreciation and amortization expense	23,283	—	7,924	—		—
General and administrative expense	—	—	—	—		—
Other operating expense	—	—	—	—		—
Operating income (loss)	$52,393	$—	$4,634	$—		$—

Income from unconsolidated affiliates	$—	$—	$—	$15,971		$—

Capital expenditures	$20,316	$—	$5,279	$—	(1)	$—

	Utica	Mid- Continent	Corporate	Consolidated
Revenues	$—	$33,799	$—	$149,332
Operating expenses	—	12,245	5,187	44,731
Depreciation and amortization expense	—	7,972	1,543	40,722
General and administrative expense	—	—	11,565	11,565
Other operating expense	—	—	240	240
Operating income (loss)	$—	$13,582	$(18,535)	$52,074

Income from unconsolidated affiliates	$—	$—	$—	$15,971

Capital expenditures	$—	$32,029	$2,704	$60,328

(1)	Amount excludes $93.8 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

Six months ended June 30, 2013

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$183,468	$125,711	$64,095	$7,741		$4,733
Operating expenses	47,902	29,351	20,424	2,795		3,490
Depreciation and amortization expense	47,915	23,449	38,757	161		1,875
General and administrative expense	—	—	—	—		—
Other operating expense	—	—	—	—		—
Operating income (loss)	$87,651	$72,911	$4,914	$4,785		$(632)

Income (loss) from unconsolidated affiliates	$—	$—	$—	$59,738		$—

Capital expenditures	$34,399	$165,359	$10,562	$189	(1)	$23,197	(2)

Total assets	$1,558,776	$1,062,109	$1,308,901	$1,322,496		$103,844

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Utica		Mid- Continent		Corporate	Consolidated
Revenues	$12,734		$85,719		$—	$484,201
Operating expenses	4,815		35,179		21,651	165,607
Depreciation and amortization expense	3,465		16,806		6,091	138,519
General and administrative expense	—		—		48,823	48,823
Other operating expense	—		—		1,983	1,983
Operating income (loss)	$4,454		$33,734		$(78,548)	$129,269

Income (loss) from unconsolidated affiliates	$(1,090)		$105		$—	$58,753

Capital expenditures	$159,779	(3)	$68,130	(4)	$83,979	$545,594

Total assets	$669,413		$758,322		$432,709	$7,216,570

(1)	Amount excludes $169.1 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

(2)	Amount includes $11.6 million of capital expenditures attributable to noncontrolling interest owners.

(3)

Amount excludes $184.0 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates and includes $55.8 million of capital expenditures attributable to noncontrolling interest owners.

(4)	Amount excludes $2.6 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2012

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$202,843	$—	$35,379	$—		$—
Operating expenses	49,935	—	7,711	—		—
Depreciation and amortization expense	45,854	—	15,710	—		—
General and administrative expense	—	—	—	—		—
Other operating expense	—	—	—	—		—
Operating income	$107,054	$—	$11,958	$—		$—

Income from unconsolidated affiliates	$—	$—	$—	$28,958		$—

Capital expenditures	$58,994	$—	$11,856	$—	(1)	$—

Total Assets	$1,581,107	$—	$523,940	$956,925		$—

	Utica	Mid- Continent	Corporate	Consolidated
Revenues	$—	$65,784	$—	$304,006
Operating expenses	—	24,608	11,159	93,413
Depreciation and amortization expense	—	15,469	2,127	79,160
General and administrative expense	—	—	23,043	23,043
Other operating expense	—	—	195	195
Operating income	$—	$25,707	$(36,524)	$108,195

Income from unconsolidated affiliates	$—	$—	$—	$28,958

Capital expenditures	$—	$54,696	$15,375	$140,921

Total Assets	$—	$575,782	$209,058	$3,846,812

(1)	Amount excludes $175.2 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

10. Subsequent Events

On July 24, 2013, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.485 per unit, together with the corresponding distribution to the general partner. The cash distribution will be paid on August 14, 2013, to unitholders of record at the close of business on August 7, 2013, and to the general partner.

On July 15, 2013, the Partnership filed a registration statement with the Securities and Exchange Commission pursuant to which the Partnership, through a manager to be designated, may from time to time sell common units representing limited partner interests.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to the “Partnership,” “we,” “our,” “us” or like terms, when used in a historical context, refer to the financial results of Chesapeake Midstream Partners, L.L.C. through the closing date of our initial public offering (“IPO”) on August 3, 2010 and to Access Midstream Partners, L.P. (NYSE: ACMP) and its subsidiaries thereafter. The “GIP I Entities” refers to, collectively, GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P. and GIP-C Holding (CHK), L.P., the “GIP II Entities” refers to certain entities affiliated with Global Infrastructure Investors II, LLC, and “GIP” refers to the GIP I Entities and their affiliates and the GIP II Entities, collectively. “Williams” refers to The Williams Companies, Inc. (NYSE: WMB). “Chesapeake” refers to Chesapeake Energy Corporation (NYSE: CHK). “Total,” when discussing our gas gathering agreement and related matters, refers to Total E&P USA, Inc. and Total Gas & Power North America, Inc., a wholly owned subsidiary of Total S.A.

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

We provide our midstream services to Chesapeake, Total, Mitsui & Co. (“Mitsui”), Anadarko Petroleum Corporation (“Anadarko”), Statoil ASA (“Statoil”) and other leading producers under long-term, fixed-fee contracts. We operate assets in our Barnett Shale region in north-central Texas; our Eagle Ford Shale region in South Texas; our Haynesville Shale region in northwest Louisiana; our Marcellus Shale region primarily in Pennsylvania and West Virginia; our Niobrara Shale region in eastern Wyoming; our Utica Shale region in eastern Ohio; and our Mid-Continent region which includes the Anadarko, Arkoma, Delaware and Permian Basins

Our CMO Acquisition and Williams’ Acquisition of 50 Percent of Our General Partner

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

Concurrently with the CMO Acquisition, the GIP I Entities sold to Williams 34,538,061 of our subordinated units and 50 percent of the outstanding equity interests in Access Midstream Ventures, L.L.C., the sole member of our general partner, for cash consideration of approximately $1.8 billion (the “Williams Acquisition”). We did not receive any cash proceeds from the Williams Acquisition. As a result of the closing of the Williams Acquisition, the GIP II Entities and Williams together own and control our general partner and the GIP I Entities no longer have any ownership interest in us or our general partner.

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

As part of the CMO Acquisition, we acquired a 33 percent equity interest in Ranch Westex JV LLC, which we own jointly with Regency Energy Partners, LP and Anadarko Pecos Midstream LLC. Under a gas processing agreement with Chesapeake and Anadarko, Ranch Westex JV LLC provides gas processing services under a cost of service fee arrangement.

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

Other Arrangements

Services Arrangements. Under a services agreement with Chesapeake, Chesapeake has agreed to provide us with certain general and administrative services and any additional services we may request through 2013. We reimburse Chesapeake for such general and administrative services in any given month subject to a negotiated cap.

Additionally, prior to January 1, 2013, pursuant to an employee secondment agreement, specified employees of Chesapeake were seconded to our general partner to provide operating, routine maintenance and other services with respect to our business under the direction, supervision and control of our general partner. Our general partner, subject to specified exceptions and limitations, reimbursed Chesapeake on a monthly basis for substantially all costs and expenses it incurred relating to such seconded employees.  The employee secondment agreement was terminated on January 1, 2013.

On June 15, 2012, in connection with the closing of the first portion of the acquisition by the GIP II Entities of Chesapeake’s ownership interest in the Partnership (the “GIP Acquisition”), we entered into a letter agreement with Chesapeake regarding the terms on which Chesapeake will provide certain transition services to the Partnership and our general partner following the GIP Acquisition. Among other things, the letter agreement provides for the continuation of our services agreement with Chesapeake until December 31, 2013. On June 29, 2012, we entered into an amendment to the letter agreement amending certain terms relating to the insurance coverage to be provided under our services agreement.  On December 20, 2012, in connection with the CMO Acquisition, we entered into an amendment to the letter agreement amending certain terms relating primarily to the extension of transition services for technology related services through March 2014 and through June 2014 for certain field communication support services.

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

Revenues

Our revenues are driven primarily by our contractual terms with our customers, the actual volumes of natural gas we gather, treat and compress, and increasingly by the actual volumes of natural gas we process. Our revenues are supported by the minimum volume commitments contained in our gas gathering agreements with Chesapeake and Total in the case of our Barnett Shale and Chesapeake in the case of our Haynesville Shale as well as fee redetermination and cost of service provisions in our other regions. We contract with producers to gather natural gas or liquids from individual wells located near our gathering systems. We connect wells to gathering pipelines through which natural gas is compressed and may be delivered to a treating facility, processing plant or an intrastate or interstate pipeline for delivery to market. We treat natural gas and liquids that we gather to the extent necessary to meet required specifications of third-party takeaway pipelines. For the three-month periods ended June 30, 2013 and 2012, respectively, Chesapeake accounted for approximately 75.0 percent and 80.8 percent, respectively, of the natural gas volumes on our gathering systems and 85.2 percent and 80.7 percent, respectively, of our revenues. For the six-month periods ended June 30, 2013 and 2012, respectively, Chesapeake accounted for approximately 75.9 percent and 81.0 percent, respectively, of the natural gas volumes on our gathering systems and 85.3 percent and 80.9 percent, respectively, of our revenues.

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

Segment Operating Income

Prior to the CMO Acquisition, our operations were organized into a single business segment. As a result of the CMO Acquisition, we added assets in three new operating regions. Effective January 1, 2013, our chief operating decision maker began to analyze and make operating decisions based on geographic segments. Our operations are divided into eight operating segments: Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, Niobrara Shale, Utica Shale, Mid-Continent region and Corporate.

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

The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income:
Net income attributable to Access Midstream Partners, L.P.	$69,213	$51,606	$128,751	$103,972

Interest expense	27,732	15,636	54,794	31,594
Income tax expense	1,260	807	2,500	1,646
Depreciation and amortization expense	71,869	40,722	138,519	79,160
Other	320	240	(320)	195
Income from unconsolidated affiliates	(33,745)	(15,971)	(58,753)	(28,958)
EBITDA from unconsolidated affiliates(1)	49,751	27,858	89,210	51,718
Expense for non-cash equity awards	8,933	—	16,323	—
Implied minimum volume commitment	11,250	—	20,000	—

Adjusted EBITDA	$206,583	$120,898	$391,024	$239,327

Maintenance capital expenditures	(27,500)	(18,500)	(55,000)	(37,000)
Cash portion of interest expense	(25,115)	(14,312)	(50,207)	(28,967)
Income tax expense	(1,260)	(807)	(2,500)	(1,646)

Distributable cash flow	$152,708	$87,279	$283,317	$171,714

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net cash provided by operating activities:
Cash provided by operating activities	$137,450	$69,183	$217,580	$136,398

Changes in assets and liabilities	(26,358)	8,951	(15)	21,485
Interest expense	27,732	15,636	54,794	31,594
Income tax expense	1,260	807	2,500	1,646
Other non-cash items	(3,435)	(1,537)	(9,368)	(3,514)
EBITDA from unconsolidated affiliates(1)	49,751	27,858	89,210	51,718
Expense for non-cash equity awards	8,933	—	16,323	—
Implied minimum volume commitment	11,250	—	20,000	—

Adjusted EBITDA	$206,583	$120,898	$391,024	$239,327

Maintenance capital expenditures	(27,500)	(18,500)	(55,000)	(37,000)
Cash portion of interest expense	(25,115)	(14,312)	(50,207)	(28,967)
Income tax expense	(1,260)	(807)	(2,500)	(1,646)

Distributable cash flow	$152,708	$87,279	$283,317	$171,714

	Three Months Ended June 30,		Six Months Ended June 30,
(1) EBITDA from unconsolidated affiliates is calculated as follows:	2013	2012	2013	2012
	($ in thousands)
Net income	$33,745	$15,971	$58,753	$28,958

Depreciation and amortization expense	16,007	11,887	30,473	22,788
Other	(1)	—	(16)	(28)

EBITDA from unconsolidated affiliates	$49,751	$27,858	$89,210	$51,718

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
GAAP Capital Expenditures	$274,640	$60,328	$545,594	$140,921

Adjusted for:
Capital expenditures included in unconsolidated affiliates	190,172	93,827	355,678	175,181
Capital expenditures attributable to noncontrolling interest	(39,594)	—	(67,346)	—

Net Capital Expenditures	$425,218	$154,155	$833,926	$316,102

Results of Operations – Three Months Ended June 30, 2013 versus June 30, 2012

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the three months ended June 30, 2013 (the “Current Quarter”) and the three months ended June 30, 2012 (the “Prior Quarter”):

	Three Months Ended June 30,
	2013	2012	% Change(4)
	($ in thousands, except operational data)
Revenues(1)	$247,242	$149,332	65.6%
Operating expenses	82,844	44,731	85.2
Depreciation and amortization expense	71,869	40,722	76.5
General and administrative expense	25,089	11,565	116.9
Other operating expense	1,892	240	N.M.
Total operating expenses	181,694	97,258	86.8
Operating income	65,548	52,074	25.9
Income from unconsolidated affiliates	33,745	15,971	111.3
Interest expense	(27,732)	(15,636)	77.4
Other income	126	4	N.M.
Income before income tax expense	71,687	52,413	36.8
Income tax expense	1,260	807	56.1
Net income	70,427	51,606	36.5
Net income attributable to noncontrolling interests	1,214	—	N.M.
Net income attributable to Access Midstream Partners, L.P.	$69,213	$51,606	34.1
Key Performance Metrics:
Adjusted EBITDA(2)	$206,583	$120,898	70.9
Distributable cash flow(2)	$152,708	$87,279	75.0
Operational Data(3):
Throughput, Bcf per day	3.665	2.868	27.8
Miles of pipe at end of period	6,379	3,996	59.6
Gas compression (horsepower) at end of period	472,817	329,214	43.6

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

(2)

Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented in accordance with GAAP under the caption How We Evaluate Our Operations within this Part I, Item 2.

(3)	Operational data includes the gross results for equity investments except for throughput which represents the net throughput allocated to the Partnership’s interest.

(4)	N.M.—not meaningful

The following tables reflect the Partnership’s revenues, throughput, operating expenses and operating expenses per Mcf of throughput by segment for the three months ended June 30, 2013 and 2012 (please note that revenue and operating expenses related to our equity investments (primarily in the Marcellus Shale) are excluded from the tables below as the financial results for our equity investments are reported separately. Please read “Income from Unconsolidated Affiliates” in this Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Three Months Ended June 30,
	2013	2012	% Change(2)
	($ In thousands, except percentages and throughput data)
Revenues(1):
Barnett Shale	$90,384	$99,411	(9.1)%
Eagle Ford Shale	67,752	—	N.M.
Haynesville Shale	30,621	16,122	89.9
Marcellus Shale	4,012	—	N.M.
Niobrara Shale	2,431	—	N.M.
Utica Shale	7,238	—	N.M.
Mid-Continent	44,804	33,799	32.6
	$247,242	$149,332	65.6%
Throughput (bcf)(1):
Barnett Shale	93.2	114.8	(18.8)%
Eagle Ford Shale	23.5	—	N.M.
Haynesville Shale	63.2	31.7	99.4
Marcellus Shale	90.7	61.8	46.8
Niobrara Shale	0.9	—	N.M.
Utica Shale	6.7	—	N.M.
Mid-Continent	55.3	52.7	4.9
	333.5	261.0	27.8%
Operating Expenses(1):
Barnett Shale	$23,963	$23,735	1.0%
Eagle Ford Shale	14,951	—	N.M.
Haynesville Shale	9,109	3,564	155.6
Marcellus Shale	198	—	N.M.
Niobrara Shale	1,946	—	N.M.
Utica Shale	2,269	—	N.M.
Mid-Continent	16,975	12,245	38.6
Corporate	13,433	5,187	159.0
	$82,844	$44,731	85.2%
Expenses ($ per mcf):
Barnett Shale	$0.26	$0.21	23.8%
Eagle Ford Shale	0.64	—	N.M.
Haynesville Shale	0.14	0.11	27.3
Marcellus Shale	0.12	—	N.M.
Niobrara Shale	1.12	—	N.M.
Utica Shale	0.23	—	N.M.
Mid-Continent	0.31	0.23	34.8
Corporate	—	—	N.M.
	$0.33	$0.22	50.0%

(1)	Throughput in all regions represents the net throughput allocated to the Partnership’s interest. Revenues and expenses presented above reflect only consolidated results of operations.

(2)	N.M – not meaningful

Segment Reporting

We present information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations by segment. The segment information appearing in Note 9 of the accompanying Notes to the Condensed Consolidated Financial Statements is presented on a basis consistent with our internal management reporting. Beginning on January 1, 2013, we conduct our operations in the following segments: Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, Niobrara Shale, Utica Shale, Mid-Continent region and Corporate.

Barnett Shale

Revenues. For the Current Quarter, Barnett Shale revenues totaled $90.4 million compared to $99.4 million in the Prior Quarter, a decrease of $9.0 million, or 9.1 percent. A decrease in throughput due to decreased drilling activity and natural decline of existing wells resulted in an $18.7 million decrease in revenue which was partially offset by an annual fixed fee rate escalation of two percent and fee redetermination in July 2012 of $0.05 per mcf. Because throughput in the Barnett Shale during the Current Quarter was significantly below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2013 fourth quarter. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $11.3 million in the Current Quarter based on the projected full year volume shortfall.

Operating Expenses. For the Current Quarter, operating expenses were $24.0 million, or $0.26 per Mcf, compared to $23.7 million, or $0.21 per Mcf, during the Prior Quarter.  While total operating costs remained consistent, operating expenses per mcf have increased as a result of both decreased drilling activity in the region caused by the low natural gas price environment and the natural decline of existing wells.

Eagle Ford Shale

We acquired the Eagle Ford Shale assets in December 2012.

Revenues. Our Current Quarter revenues in the Eagle Ford totaled $67.8 million and were primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput.

Operating Expenses. For the Current Quarter, operating expenses totaled $15.0 million or $0.64 per Mcf. The most significant operating expenses in this region are compensation and compression costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $13.4 million and relates almost entirely to depreciation of our operating assets in this region.

Haynesville Shale

Revenues. For the Current Quarter, Haynesville Shale revenues totaled $30.6 million compared to $16.1 million in the Prior Quarter, an increase of $14.5 million, or 89.9 percent. An overall increase in throughput of 99.4 percent resulted from production from the Mansfield gathering system acquired in December 2012, offset by a volume decrease for the Springridge gathering system. Haynesville revenues in the Current Quarter were positively impacted by an annual rate escalation of 2.5 percent and rate redetermination of 15 percent on the Springridge gathering system, both effective January 1, 2013.

Operating Expenses. For the Current Quarter, operating expenses were $9.1 million, or $0.14 per Mcf compared to $3.6 million, or $0.11 per Mcf during the Prior Quarter. All of our operating costs in this region increased significantly as a result of the acquisition of the Mansfield system in December 2012. While natural gas gathered in the area serviced by the Mansfield gathering system requires additional treating services, we continue to reduce our operating costs in this dry gas region to address the decrease in throughput caused by the low natural gas price environment.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $19.5 million compared to $7.9 million during the Prior Quarter. The increase is almost entirely the result of the December 2012 acquisition of the Mansfield gathering system as we did not spend a significant amount of capital in this region in 2012 and 2013 due to reduced drilling activity by our producer customer.

Marcellus Shale

Revenues and expenses in the Marcellus Shale reflect only the results of the Marcellus gathering systems acquired in December 2012. The large majority of our assets in the Marcellus Shale are accounted for as equity investments and included in Income from Unconsolidated Affiliates. See further discussion below under “Income from Unconsolidated Affiliates” in this section of Marcellus Shale results of operations.

Revenues. Revenues from the Marcellus assets acquired in December 2012 totaled $4.0 million during the Current Quarter, primarily related to throughput on those gathering systems and the rates charged for gathering such throughput.

Income from Unconsolidated Affiliates. In December 2011, we acquired all of the issued and outstanding common units of Appalachia Midstream. We operate 100 percent of and own an interest in 10 gas gathering systems in the Marcellus Shale, primarily in Pennsylvania and West Virginia. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon and Mitsui. Income from unconsolidated affiliates for the Appalachia Midstream assets was $34.5 million and $16.0 million for the Current Quarter and Prior Quarter, respectively. The increase was the result of increased drilling by our producer customers in the Marcellus Shale as well as an increase in the number of wells we connected to our system in 2012 and 2013. The following table summarizes the results of the Appalachia Midstream assets (net to our interest) for the Current Quarter and Prior Quarter:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Revenues ($ in thousands)	$58,261	$34,086
Throughput (Bcf)	89.0	61.8
Operating expenses ($ in thousands)	$8,203	$3,756
Expenses ($ per Mcf)	0.09	0.06

Niobrara Shale

We acquired 50 percent of the Niobrara Shale assets in December 2012. Because we operate the assets and have contractual discretion to make operating decisions for the assets, we are deemed to control the assets and thus, we consolidated 100 percent of the assets and results of operation in our financial results. We present the noncontrolling interest for these assets in Noncontrolling Interests on the condensed consolidated balance sheet and in Net Income Attributable to Noncontrolling Interests on the condensed consolidated statement of operations.

Revenues. Our Current Quarter revenues in the Niobrara totaled $2.4 million and were primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. We continue to invest significant capital in this region that is expected to drive volume and revenue growth in future periods.

Operating Expenses. For the Current Quarter, operating expenses totaled $1.9 million. The most significant operating expenses in this region are compensation and compression costs.

Utica Shale

In the CMO Acquisition, we acquired a 100 percent ownership interest in four natural gas gathering systems, a 66 percent operating interest in the Cardinal Joint Venture and a 49 percent interest in the UEO Joint Venture. Because we operate the four wholly-owned gas gathering assets and have contractual discretion to make operating decisions for the Cardinal Joint Venture, we are deemed to control the assets and, as a result, we consolidated 100 percent of the assets and results of operations in our financial results and reflect the ownership of the other interest owners through a noncontrolling interest in the income and equity of the investment. The UEO Joint Venture is accounted for as an equity investment because the power to direct the activities which are most significant to the UEO Joint Venture’s economic performance is shared between us and the other equity holders.

Revenues. Our Current Quarter revenues in the Utica totaled $7.2 million and were primarily attributable to the amount of throughput and rates charged for such throughput on our gathering systems and gathering systems included in the Cardinal Joint Venture. We continue to invest significant capital in this region that is expected to drive volume and revenue growth in future periods.

Operating Expenses. For the Current Quarter, operating expenses totaled $2.3 million. The most significant operating expenses in this region are compensation and compression costs.

Mid-Continent

Revenues. For the Current Quarter, Mid-Continent revenues totaled $44.8 million compared to $33.8 million in the Prior Quarter, an increase of $11.0 million, or 32.6 percent.  This increase was caused primarily by a 4.9 percent increase in throughput, a 2.5 percent annual rate increase and a 15 percent increase in fees as a result of rate redetermination, both effective January 1, 2013.

Operating Expenses. For the Current Quarter, operating expenses were $17.0 million, or $0.31 per Mcf compared to $12.2 million, or $0.23 per Mcf during the Prior Quarter. The increase occurred across all operating costs in this region as we continue to experience and prepare for increased drilling activity in this liquids-rich region by our producer customers.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $8.2 million compared to $8.0 million during the Prior Quarter. We spent significant capital in the liquids-rich Mid-Continent region in 2012 and the first half of 2013 and expect to continue to spend additional capital in this region in the second half of 2013 in order to provide various services to producers in this region.

Corporate

Operating Expenses. For the Current Quarter, operating expenses were $13.4 million compared to $5.2 million during the Prior Quarter. The increase in operating expenses resulted from additional technical resources to support assets acquired in 2012 as well as an increase in transition costs as the Partnership develops an independent back office infrastructure.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $3.4 million compared to $1.5 million during the Prior Quarter. The increase in depreciation expense is a result of capital expenditures to back office infrastructure made in 2012.

General and Administrative Expense. During the Current Quarter, general and administrative expenses were $25.1 million compared to $11.6 million during the Prior Quarter. This increase is primarily attributable to additional overhead expenses resulting from the increased scale of the Partnership’s operations following the CMO Acquisition, additional expense from equity-based, long-term incentive compensation influenced by the recent increase in the Partnership’s unit price, as well as transition costs as the Partnership develops an independent back office infrastructure.

Interest Expense. Interest expense was $27.7 million for the Current Quarter compared to $15.6 million for the Prior Quarter. These amounts were net of $10.2 million and $3.5 million of capitalized interest during the Current Quarter and the Prior Quarter, respectively. The increase is related to interest expense on the 2023 Notes, issued in December 2012. We also incur interest expense on our outstanding senior notes and borrowings under our revolving credit facility. Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

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

Results of Operations – Six Months Ended June 30, 2013 versus June 30, 2012

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the six months ended June 30, 2013 (the “Current Period”) and the six months ended June 30, 2012 (the “Prior Period”):

	Six Months Ended June 30,
	2013	2012	% Change(4)
	($ in thousands, except operational data)
Revenues(1)	$484,201	$304,006	59.3%
Operating expenses	165,607	93,413	77.3
Depreciation and amortization expense	138,519	79,160	75.0
General and administrative expense	48,823	23,043	111.9
Other operating expense	1,983	195	N.M.
Total operating expenses	354,932	195,811	81.3
Operating income	129,269	108,195	19.5
Income from unconsolidated affiliates	58,753	28,958	102.9
Interest expense	(54,794)	(31,594)	73.4
Other income	395	59	N.M.
Income before income tax expense	133,623	105,618	26.5
Income tax expense	2,500	1,646	51.9
Net income	131,123	103,972	26.1
Net income attributable to noncontrolling interests	2,372	—	N.M.
Net income attributable to Access Midstream Partners, L.P.	$128,751	$103,972	23.8
Key Performance Metrics:
Adjusted EBITDA(2)	$391,024	$239,327	63.4
Distributable cash flow(2)	$283,317	$171,714	65.0
Operational Data(3):
Throughput, Bcf per day	3.607	2.836	27.2
Miles of pipe at end of period	6,379	3,996	59.6
Gas compression (horsepower) at end of period	472,817	329,214	43.6

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

(2)

Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented in accordance with GAAP under the caption How We Evaluate Our Operations within this Part I, Item 2.

(3)	Operational data includes the gross results for equity investments except for throughput which represents the net throughput allocated to the Partnership’s interest.

(4)	N.M.—not meaningful

The following tables reflect the Partnership’s revenues, throughput, operating expenses and operating expenses per Mcf of throughput by segment for the six months ended June 30, 2013 and 2012 (please note that revenue and operating expenses related to our equity investments (primarily in the Marcellus Shale) are excluded from the tables below as the financial results for our equity investments are reported separately. Please read “Income from Unconsolidated Affiliates” in this Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Six Months Ended June 30,
	2013	2012	% Change(2)
	($ In thousands, except percentages and throughput data)
Revenues(1):
Barnett Shale	$183,468	$202,843	(9.6)%
Eagle Ford Shale	125,711	—	N.M.
Haynesville Shale	64,095	35,379	81.2
Marcellus Shale	7,741	—	N.M.
Niobrara Shale	4,733	—	N.M.
Utica Shale	12,734	—	N.M.
Mid-Continent	85,719	65,784	30.3
	$484,201	$304,006	59.3%
Throughput (bcf)(1):
Barnett Shale	189.1	231.2	(18.2)%
Eagle Ford Shale	44.0	—	N.M.
Haynesville Shale	132.5	69.7	90.1
Marcellus Shale	168.3	114.0	47.6
Niobrara Shale	1.8	—	N.M.
Utica Shale	11.6	—	N.M.
Mid-Continent	105.6	101.3	4.2
	652.9	516.2	26.5%
Operating Expenses(1):
Barnett Shale	$47,902	$49,935	(4.1)%
Eagle Ford Shale	29,351	—	N.M.
Haynesville Shale	20,424	7,711	164.9
Marcellus Shale	2,795	—	N.M.
Niobrara Shale	3,490	—	N.M.
Utica Shale	4,815	—	N.M.
Mid-Continent	35,179	24,608	43.0
Corporate	21,651	11,159	94.0
	$165,607	$93,413	77.3%
Expenses ($ per mcf):
Barnett Shale	$0.25	$0.22	13.6%
Eagle Ford Shale	0.67	—	N.M.
Haynesville Shale	0.15	0.11	36.4
Marcellus Shale	0.93	—	N.M.
Niobrara Shale	1.01	—	N.M.
Utica Shale	0.28	—	N.M.
Mid-Continent	0.33	0.24	37.5
Corporate	—	—	N.M.
	$0.33	$0.23	43.5%

(1)	Throughput in all regions represents the net throughput allocated to the Partnership’s interest. Revenues and expenses presented above reflect only consolidated results of operations.

(2)	N.M. – not meaningful

Segment Reporting

We present information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations by segment. The segment information appearing in Note 9 of the accompanying Notes to the Condensed Consolidated Financial Statements is presented on a basis consistent with our internal management reporting. Beginning on January 1, 2013, we conduct our operations in the following segments: Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, Niobrara Shale, Utica Shale, Mid-Continent region and Corporate.

Barnett Shale

Revenues. For the Current Period, Barnett Shale revenues totaled $183.5 million compared to $202.8 million in the Prior Period, a decrease of $19.3 million, or 9.6 percent. A decrease in throughput due to decreased drilling activity resulted in a $36.9 million decrease in revenue which was partially offset by an annual fixed fee rate escalation of two percent and fee redetermination in July 2012 of $0.05 per mcf. Because throughput in the Barnett Shale during the Current Period was significantly below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2013 fourth quarter. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $20.0 million in the Current Period based on the projected full year volume shortfall.

Operating Expenses. For the Current Period, operating expenses were $47.9 million, or $0.25 per Mcf, compared to $50.0 million, or $0.22 per Mcf, during the Prior Period. The decrease in total operating expense is the result of a decrease in compensation and other costs as we anticipated a decrease in throughput in this region and adjusted the cost structure to fit the expected level of activity. While total operating costs have decreased, operating expense per Mcf has increased due to both decreased drilling activity in the region caused by the low natural gas price environment and the natural decline of existing wells.

Eagle Ford Shale

We acquired the Eagle Ford Shale assets in December 2012.

Revenues. Our Current Period revenues in the Eagle Ford totaled $125.7 million and were primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput.

Operating Expenses. For the Current Period, operating expenses totaled $29.4 million or $0.67 per Mcf. The most significant operating expenses in this region are compensation and compression costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $23.5 million and relates almost entirely to depreciation of our operating assets in this region.

Haynesville Shale

Revenues. For the Current Period, Haynesville Shale revenues totaled $64.1 million compared to $35.4 million in the Prior Period, an increase of $28.7 million, or 81.2 percent. An overall increase in throughput of 90.1 percent resulted from production from the Mansfield gathering system acquired in December 2012, offset by a volume decrease for the Springridge gathering system. Haynesville revenues in the Current Period were positively impacted by an annual rate escalation of 2.5 percent and rate redetermination of 15 percent on the Springridge gathering system, both effective January 1, 2013.

Operating Expenses. For the Current Period, operating expenses were $20.4 million, or $0.15 per Mcf compared to $7.7 million, or $0.11 per Mcf during the Prior Period. All of our operating costs in this region increased significantly as a result of the acquisition of the Mansfield system in December 2012. While natural gas gathered in the area serviced by the Mansfield gathering system requires additional treating services, we continue to reduce our operating costs in this dry gas region to address the decrease in throughput caused by the low natural gas price environment.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $38.8 million compared to $15.7 million during the Prior Period. The increase is almost entirely the result of the December 2012 acquisition of the Mansfield gathering system as we did not spend a significant amount of capital in this region in 2012 and 2013 due to reduced drilling activity by our producer customer.

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

Revenues. Revenues from the Marcellus assets acquired in December 2012 totaled $7.7 million during the Current Period, primarily related to throughput on those gathering systems and the rates charged for gathering such throughput.

Operating Expenses. Operating expenses for the assets acquired in December 2012 was $2.8 million in the Current Period and related primarily to compensation and compression costs.

Income from Unconsolidated Affiliates. In December 2011, we acquired all of the issued and outstanding common units of Appalachia Midstream. We operate 100 percent of and own an interest in 10 gas gathering systems in the Marcellus Shale, primarily in Pennsylvania and West Virginia. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon and Mitsui. Income from unconsolidated affiliates for the Appalachia Midstream assets was $59.7 million and $29.0 million for the Current Period and Prior Period, respectively. The increase was the result of increased drilling by our producer customers in the Marcellus Shale as well as an increase in the number of wells we connected to our system in 2012. The following table summarizes the results of the Appalachia Midstream assets (net to our interest) for the Current Period and Prior Period:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revenues ($ in thousands)	$104,283	$63,345
Throughput (Bcf)	165.4	114.0
Operating expenses ($ in thousands)	$14,909	$7,490
Expenses ($ per Mcf)	0.09	0.07

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

Revenues. Our Current Period revenues in the Niobrara totaled $4.7 million and were primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. We continue to invest significant capital in this region that is expected to drive volume and revenue growth in future periods.

Operating Expenses. For the Current Period, operating expenses totaled $3.5 million. The most significant operating expenses in this region are compensation and compression costs.

Utica Shale

In the CMO Acquisition, we acquired a 100 percent ownership interest in four natural gas gathering systems, a 66 percent operating interest in the Cardinal Joint Venture and a 49 percent interest in the UEO Joint Venture. Because we operate the four wholly-owned gas gathering assets and have contractual discretion to make operating decision for the Cardinal Joint Venture, we are deemed to control the assets and thus, we consolidated 100 percent of the assets and results of operations in our financial results and reflect the ownership of the other interest owners through a noncontrolling interest in the income and equity of the investment. The UEO Joint Venture is accounted for as an equity investment because the power to direct the activities which are most significant to the UEO Joint Venture’s economic performance is shared between us and the other equity holders.

Revenues. Our Current Period revenues in the Utica totaled $12.7 million and were primarily attributable to the amount of throughput and rates charged for such throughput on our gathering systems and gathering systems included in the Cardinal Joint Venture. We continue to invest significant capital in this region that is expected to drive volume and revenue growth in future periods.

Operating Expenses. For the Current Period, operating expenses totaled $4.8 million. The most significant operating expenses in this region are compensation and compression costs.

Mid-Continent

Revenues. For the Current Period, Mid-Continent revenues totaled $85.7 million compared to $65.8 million in the Prior Period, an increase of $19.9 million, or 30.3 percent.  This increase was primarily caused by a 4.2 percent increase in throughput, a 2.5 percent annual rate increase and a 15 percent increase in fees as a result of rate redetermination, both effective January 1, 2013.

Operating Expenses. For the Current Period, operating expenses were $35.2 million, or $0.33 per Mcf compared to $24.6 million, or $0.24 per Mcf during the Prior Period. The increase occurred across all operating costs in this region as we continue to experience and prepare for increased drilling activity in this liquids-rich region by our producer customers.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $16.8 million compared to $15.5 million during the Prior Period. We spent significant capital in the liquids-rich Mid-Continent region in 2012 and expect to continue to spend additional capital in this region in 2013 in order to provide various services to producers in this region.

Corporate

Operating Expenses. For the Current Period, operating expenses were $21.7 million compared to $11.2 million during the Prior Period. The increase in operating expenses resulted from additional technical resources to support assets acquired in 2012 as well as an increase in transaction costs as the Partnership develops an independent back office infrastructure.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $6.1 million compared to $2.1 million during the Prior Period. The increase in depreciation expense is a result of capital expenditures to back office infrastructure made in 2012.

General and Administrative Expense. During the Current Period, general and administrative expenses were $48.8 million compared to $23.0 million during the Prior Period. This increase is primarily attributable to additional overhead expenses resulting from the increased scale of the Partnership’s operations following the CMO Acquisition, additional expense from equity-based, long-term incentive compensation influenced by the recent increase in the Partnership’s unit price, as well as transition costs as the Partnership develops an independent back office infrastructure.

Interest Expense. Interest expense was $54.8 million for the Current Period compared to $31.6 million for the Prior Period. These amounts were net of $19.9 million and $5.7 million of capitalized interest during the Current Period and the Prior Period, respectively. The increase is related to interest expense on the 2023 Notes, issued in December 2012. We also incur interest expense on our outstanding senior notes and borrowings under our revolving credit facility. Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

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

Working Capital (Deficit). Working capital is defined as the amount by which current assets exceed current liabilities and may indicate the potential need for short-term funding. As of June 30, 2013, we had a working capital deficit of $71.7 million and as of December 31, 2012, we had a working capital deficit of $39.5 million.

Cash Flows. Net cash provided by (used in) operating activities, investing activities and financing activities of the Partnership for the six months ended June 30, 2013 and June 30, 2012, were as follows:

	Six Months Ended June 30,
	2013	2012
	($ in thousands)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$217,580	$136,398
Investing activities	$(777,608)	$(178,475)
Financing activities	$513,057	$57,173

Operating Activities. Net cash provided by operating activities was $217.6 million for the Current Period compared to $136.4 million during the Prior Period. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, amortization and gains or losses on the sales of fixed assets. Please read “Results of Operations” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operation. The changes in cash flow are also impacted by timing impacts on working capital resources.

Investing Activities. Net cash used in investing activities for the Current Period increased $599.1 million compared to the Prior Period. Approximately $777.6 million was used in investing activities during 2013. This amount included approximately $545.6 million in additions to property, plant and equipment and $238.9 million in additions to our investment in unconsolidated affiliates.

Financing Activities. Net cash provided by (used in) financing activities increased $455.9 million for the Current Period as compared to the Prior Period. This increase was primarily attributable to the equity offering and noncontrolling interest contributions.

Sources of Liquidity

At June 30, 2013, our potential sources of liquidity included:

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

Revolving Credit Facility

On May 13, 2013, we amended and restated our existing senior secured revolving credit facility. The amended and restated revolving credit facility matures in May 2018 and includes aggregate revolving commitments of $1.75 billion, including a sub-limit of $100 million for same-day swing line advances and a sub-limit of $200 million for letters of credit. In addition, the revolving credit facility’s accordion feature allows us to increase the available borrowing capacity under the facility up to $2.00 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the revolving credit facility.  As of June 30, 2013, we had approximately $216.2 million of borrowings outstanding under our revolving credit facility. As of December 31, 2012, there were no borrowings outstanding.

Borrowings under the revolving credit facility are available to fund working capital, finance capital expenditures and acquisitions, provide for the issuance of letters of credit and for general partnership purposes. The revolving credit facility is secured by all of our assets, and loans thereunder (other than swing line loans) bear interest at our option at either (i) the greater of (a) the reference rate of Wells Fargo Bank, NA, (b) the federal funds effective rate plus 0.50 percent or (c) the Eurodollar rate which is based on the London Interbank Offered Rate (LIBOR), plus 1.00 percent, each of which is subject to a margin that varies from 0.50 percent to 1.50 percent per annum, according to our leverage ratio (as defined in the agreement), or (ii) the Eurodollar rate plus a margin that varies from 1.50 percent to 2.50 percent per annum, according to our leverage ratio. If we reach investment grade status, we will have the option to release the security under the credit facility and amounts borrowed will bear interest under a specified ratings-based pricing grid. The unused portion of the credit facility is subject to commitment fees of (a) 0.25 percent to 0.375 percent per annum while we are subject to the leverage-based pricing grid, according to our leverage ratio and (b) 0.15 percent to 0.30 percent per annum while we are subject to the ratings-based pricing grid, according to our senior unsecured long-term debt ratings.

Additionally, our revolving credit facility contains various covenants and restrictive provisions which limit our and our subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of our assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness. If we fail to perform our obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. Our revolving credit facility also has cross default provisions that apply to any other indebtedness we may have with an outstanding principal amount in excess of $50 million.

The revolving credit facility agreement contains certain negative covenants that (i) limit our ability, as well as the ability of certain of our subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require us to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for us to maintain the EBITDA to interest expense ratio and allows for us to release all collateral securing the revolving credit facility if we reach investment grade status. The revolving credit facility agreement also requires us to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after we have released all collateral upon achieving investment grade status). We were in compliance with all covenants under the agreement at June 30, 2013 and December 31, 2012.

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

We, as the parent company, have no independent assets or operations. Our operations are conducted by our subsidiaries through our primary operating company subsidiary, Access MLP Operating, L.L.C. Access MLP Operating, and each of our other subsidiaries is a guarantor, other than ACMP Finance Corp., our indirect 100 percent owned subsidiary whose sole purpose is to act as co-issuer of any debt securities. Each guarantor is our 100 percent owned subsidiary. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from our or its respective subsidiaries by dividend or loan. None of our assets or the assets of any guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

Equity Issuance

On April 2, 2013, we completed an equity offering of 10.35 million common units, including 1.35 million common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price of $39.86 per common unit. We received offering proceeds (net of underwriting discounts and commissions) of $400.1 million from the equity offering, including proceeds from the underwriters’ exercise of their option to purchase additional common units and an approximate $8.4 million capital contribution from our general partner to maintain its two percent general partner interest. The proceeds were used for general partnership purposes, including repayment of amounts outstanding under our revolving credit facility.

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

Subscription Agreement

On December 20, 2012, we sold 5.9 million Class B units to each of the GIP II Entities and Williams and 5.6 million Class C units to each of the GIP II Entities and Williams, in each case pursuant to the subscription agreement. We received aggregate proceeds of approximately $712.1 million in exchange for the sale of Class B units and Class C units, inclusive of the capital contribution made by our general partner to maintain its two percent general partner interest in us following the issuance of the common, Class B and Class C units.

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

For the Current Period, growth capital expenditures totaled $397.7 million and maintenance capital expenditures totaled $27.5 million.  Total 2013 second quarter capital expenditures included $190.2 million for the Partnership’s share of capital expenditures in entities accounted for as equity investments. Our future capital expenditures may vary significantly from budgeted amounts and from period to period based on the investment opportunities that become available to us.

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

Distributions

	Declaration Date	Record Date	Distribution Date	Distribution Declared	Total Cash Distribution
2013					($ in thousands)
Second quarter	July 24, 2013	August 7, 2013	August 14, 2013	$0.4850	$97,780
First quarter	April 24, 2013	May 8, 2013	May 15, 2013	0.4675	93,358

2012
Fourth quarter	January 25, 2013	February 6, 2013	February 13, 2013	$0.4500	$84,073
Third quarter	October 25, 2012	November 7, 2012	November 14, 2012	0.4350	67,081
Second quarter	July 27, 2012	August 7, 2012	August 14, 2012	0.4200	64,164
First quarter	April 27, 2012	May 8, 2012	May 15, 2012	0.4050	61,543

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

ITEM 4. Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2013.

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.1	Second Amended and Restated Credit Agreement among Access MLP Operating, L.L.C., as the Borrower, Access Midstream Partners, L.P., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and the Issuing Lender, and the other Lenders as parties thereto, dated as of May 13, 2013.	8-K	001-34831	10.1	05/14/2013
31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document.						X
101.SCH	XBRL Taxonomy Extension Schema Document.						X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.						X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.						X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.						X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESS MIDSTREAM PARTNERS, L.P.
By: Access Midstream Partners GP, L.L.C., its general partner

Date:	August 1, 2013	By:	/s/ J. MIKE STICE
J. Mike Stice
Chief Executive Officer

Date:	August 1, 2013	By:	/s/ DAVID C. SHIELS
David C. Shiels
Chief Financial Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.1	Second Amended and Restated Credit Agreement among Access MLP Operating, L.L.C., as the Borrower, Access Midstream Partners, L.P., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and the Issuing Lender, and the other Lenders as parties thereto, dated as of May 13, 2013.	8-K	001-34831	10.1	05/14/2013
31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document.						X
101.SCH	XBRL Taxonomy Extension Schema Document.						X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.						X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.						X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.						X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.						X