Form 10-Q
period 2013-09-30
ACCESS MIDSTREAM PARTNERS LP
filed 2013-10-30
CIK 1483096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 24, 2013, the registrant had 176,848,449 common units outstanding.

ACCESS MIDSTREAM PARTNERS, L.P.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
	($ in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$19,963	$64,994
Accounts receivable	164,834	133,543
Prepaid expenses	12,612	13,978
Other current assets	7,282	7,251
Total current assets	204,691	219,766

Property, plant and equipment:
Gathering systems	5,745,115	5,125,746
Other fixed assets	139,468	96,916
Less: Accumulated depreciation	(785,354)	(590,614)
Total property, plant and equipment, net	5,099,229	4,632,048
Investment in unconsolidated affiliates	1,827,448	1,297,811
Intangible customer relationships, net	379,258	355,217
Deferred loan costs, net	61,466	56,258
Total assets	$7,572,092	$6,561,100

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$35,418	$47,987
Accrued liabilities	266,956	211,274
Total current liabilities	302,374	259,261

Long-term liabilities:
Long-term debt	3,010,693	2,500,000
Other liabilities	7,853	5,333
Total long-term liabilities	3,018,546	2,505,333

Commitments and contingencies (Note 8)
Partners’ capital:
Common units (176,846,810 and 97,324,453 issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	3,301,396	2,188,241
Subordinated units (zero and 69,076,122 issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	—	834,001
Class B units (12,286,294 and 11,858,050 issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	305,103	273,858
Class C units (11,199,268 issued and outstanding at September 30, 2013 and December 31, 2012)	314,507	295,551
General partner interest	109,236	93,182
Total partners’ capital attributable to Access Midstream Partners, L.P.	4,030,242	3,684,833
Noncontrolling interest	220,930	111,673
Total partners’ capital	4,251,172	3,796,506
Total liabilities and partners’ capital	$7,572,092	$6,561,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands, except per unit data)
Revenues:	$260,943	$156,092	$745,144	$460,098

Operating expenses:
Operating expenses	83,533	49,805	249,140	143,218
Depreciation and amortization expense	77,086	41,163	215,605	120,323
General and administrative expense	24,470	15,283	73,293	38,326
Other operating (income) expense	(239)	(628)	1,744	(433)

Total operating expenses	184,850	105,623	539,782	301,434

Operating income	76,093	50,469	205,362	158,664

Other income (expense):
Income from unconsolidated affiliates	32,835	15,724	91,588	44,682
Interest expense	(28,600)	(15,219)	(83,394)	(46,813)
Other income	236	115	631	174

Income before income tax expense	80,564	51,089	214,187	156,707
Income tax expense	1,353	861	3,853	2,507

Net income	79,211	50,228	210,334	154,200
Net income attributable to noncontrolling interests	994	—	3,366	—

Net income attributable to Access Midstream Partners, L.P.	$78,217	$50,228	$206,968	$154,200

Limited partner interest in net income:
Net income attributable to Access Midstream Partners, L.P.	$78,217	$50,228	$206,968	$154,200
Less general partner interest in net income	(12,591)	(2,364)	(23,378)	(5,545)
Limited partner interest in net income	$65,626	$47,864	$183,590	$148,655

Net income per limited partner unit – basic and diluted
Common units	$0.22	$0.32	$0.54	$1.00
Subordinated units(1)	$0.33	$0.32	$0.93	$1.00

(1) All outstanding subordinated units were converted into common units on a one-for-one basis on August 15, 2013. For purposes of calculating net income per subordinated unit, forty-six days of activity are reflected in the third quarter. See Note 3 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	($ in thousands)
Cash flows from operating activities:
Net income	$210,334	$154,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,605	120,323
Income from unconsolidated affiliates	(91,588)	(44,682)
Other non-cash items	8,781	5,661
Distribution of earnings received from unconsolidated affiliates	4,737	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(42,218)	12,547
(Increase) decrease in other assets	1,721	(15,289)
Decrease in accounts payable	(12,595)	(6,579)
Increase in accrued liabilities	63,229	16,492

Net cash provided by operating activities	358,006	242,673

Cash flows from investing activities:
Additions to property, plant and equipment	(811,111)	(231,632)
Investments in unconsolidated affiliates	(425,298)	(139,216)
Proceeds from sale of assets	72,408	9,316

Net cash used in investing activities	(1,164,001)	(361,532)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	1,445,500	847,500
Payments on long-term debt borrowings	(1,340,700)	(1,285,900)
Proceeds from issuance of common units	399,812	—
Proceeds from issuance of senior notes	414,094	750,000
Distributions to unitholders	(275,199)	(184,639)
Capital contributions from noncontrolling interests	120,594	—
Debt issuance costs	(11,735)	(13,824)
Other adjustments	8,598	5,720

Net cash provided by financing activities	760,964	118,857

Net decrease in cash and cash equivalents	(45,031)	(2)
Cash and cash equivalents, beginning of period	64,994	22

Cash and cash equivalents, end of period	$19,963	$20

Supplemental disclosure of non-cash investing activities:
Changes in accounts payable and other liabilities related to purchases of property, plant and equipment	$(8,858)	$14,855
Changes in other liabilities related to asset retirement obligations	$(1,632)	$133

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Partners’ Equity
	Limited Partners
($ in thousands)	Common	Subordinated	Class B	Class C	General Partner	Non controlling Interest	Total
Balance at December 31, 2012	$2,188,241	$834,001	$273,858	$295,551	$93,182	$111,673	$3,796,506
Net income	107,513	54,479	11,212	10,386	23,378	3,366	210,334
Distribution to unitholders	(146,447)	(96,879)	—	(15,707)	(16,166)	—	(275,199)
Conversion of subordinated units to common units	791,601	(791,601)	—	—	—	—	—
Contributions from noncontrolling interest owners	—	—	—	—	—	105,891	105,891
Non-cash equity based compensation	4,986	—	—	—	—	—	4,986
Issuance of common units	399,812	—	—	—	—	—	399,812
Issuance of general partner interests	—	—	—	—	8,842	—	8,842
Beneficial conversion feature of Class B units	720	—	(720)	—	—	—	—
Amortization of beneficial conversion feature of Class B and Class C units	(45,030)	—	20,753	24,277	—	—	—
Balance at September 30, 2013	$3,301,396	$—	$305,103	$314,507	$109,236	$220,930	$4,251,172

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

Equity Issuance

On April 2, 2013, the Partnership completed an equity offering of 10.35 million common units, including 1.35 million common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price of $39.86 per common unit. The Partnership received offering proceeds (net of underwriting discounts and commissions) of $399.8 million from the equity offering, including proceeds from the underwriters’ exercise of their option to purchase additional common units and an approximate $8.4 million capital contribution from the Partnership’s general partner to maintain its two percent general partner interest. The proceeds were used for general partnership purposes, including repayment of amounts outstanding under the Partnership’s revolving credit facility.

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

Holdings of Partnership Capital

At September 30, 2013, the GIP II Entities held 2,044,208 notional general partner units representing a 1.0 percent general partner interest in the Partnership, 50.0 percent of the Partnership’s incentive distribution rights, 59,242,727 common units, 6,143,147 Class B units and 5,599,634 Class C units. The GIP II Entities’ ownership represents an aggregate 34.7 percent limited partner interest in the Partnership. Williams held 2,044,208 notional general partner units representing a 1.0 percent general partner interest in the Partnership, 50.0 percent of the Partnership’s incentive distribution rights, 34,538,061 common units, 6,143,147 Class B units and 5,599,634 Class C units. Williams’ ownership represents an aggregate 22.6 percent limited partner interest in the Partnership. The public held 83,066,022 common units, representing a 40.7 percent limited partner interest in the Partnership.

Basis of Presentation

The accompanying financial statements and related notes present the unaudited condensed consolidated balance sheets of the Partnership as of September 30, 2013 and December 31, 2012. They also include the unaudited condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2013 and 2012, the unaudited condensed consolidated statements of cash flows for the Partnership for the nine-month periods ended September 30, 2013 and 2012, and the unaudited changes in partners’ capital of the Partnership for the nine-month period ended September 30, 2013.

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

The results of operations for the nine-month period ended September 30, 2013, are not indicative of results that may be expected for the full fiscal year.

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation.

2. Partnership Capital and Distributions

The partnership agreement requires that, within 45 days after the end of each quarter, the Partnership distribute its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the three and nine-month periods ended September 30, 2013, the Partnership paid cash distributions to its unitholders of approximately $97.8 million and $275.2 million, respectively, representing a $0.45 per-unit distribution for the three-month period ended December 31, 2012, a $0.4675 per-unit distribution for the three-month period ended March 31, 2013 and a $0.485 per-unit distribution for the three-month period ended June 30, 2013. See also Note 11 — Subsequent Events, concerning distributions declared on October 25, 2013, for the three-month period ended September 30, 2013.

General Partner Interest and Incentive Distribution Rights

The general partner of the Partnership is currently entitled to two percent of all quarterly distributions that the Partnership makes. Upon the issuance of any equity by the Partnership, the general partner has the right, but not the

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

obligation, to contribute a proportionate amount of capital to the Partnership to maintain its current general partner interest. The general partner’s initial two percent interest in the Partnership’s distributions may be reduced if the Partnership issues additional limited partner interests in the future (other than the issuance of common units upon conversion of outstanding Class B or Class C units or the issuance of common units upon a reset of the incentive distribution rights (“IDRs”)) and its general partner does not contribute a proportionate amount of capital to the Partnership to maintain its two percent general partner interest.

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

Conversion of Subordinated Units

Upon payment of the cash distribution for the second quarter of 2013, the subordination period with respect to the Partnership’s 69,076,122 subordinated units expired and all outstanding subordinated units converted into common units on a one-for-one basis on August 15, 2013.  The conversion does not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

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

Class C Units

The Class C units are entitled to quarterly cash distributions after the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. The Class C units will participate pro rata thereafter and will receive the minimum quarterly distribution, after which the Class C units will participate in further cash distributions pro rata with the Partnership’s common units. Effective on the business day after the record date for the distribution on common units for the fiscal quarter ending December 31, 2013, each Class C unit will become convertible into a common unit on a one-for-one basis at the election of either the holder of such Class C unit or the Partnership. In the event of the Partnership’s liquidation, the holder of Class C units will be entitled to receive out of the Partnership’s assets available for distribution to the partners the positive balance in each such holder’s capital account in respect of such Class C units, determined after allocating the Partnership’s net income or net loss among the partners. All Class C units are held indirectly by affiliates of the Partnership’s general partner.

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

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units (in thousands, except per-unit information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands, except per unit data)
Net income attributable to Access Midstream Partners, L.P.	$78,217	$50,228	$206,968	$154,200
Less general partner interest in net income	(12,591)	(2,364)	(23,378)	(5,545)

Limited partner interest in net income	$65,626	$47,864	$183,590	$148,655

Net income allocable to common units(1)	$31,735	$25,603	$64,298	$79,463
Net income allocable to subordinated units	11,006	22,261	52,564	69,192
Net income allocable to Class B units(1)	11,044	—	32,029	—
Net income allocable to Class C units(1)	11,841	—	34,699	—
Limited partner interest in net income	$65,626	$47,864	$183,590	$148,655
Net income per limited partner unit – basic and diluted
Common units	$0.22	$0.32	$0.54	$1.00
Subordinated units	$0.33	$0.32	$0.93	$1.00
Weighted average limited partner units outstanding—basic and diluted
Common units	144,247,636	79,433,799	117,282,006	79,329,679
Subordinated units	33,787,234	69,076,122	57,183,896	69,076,122
Total	178,034,870	148,509,921	174,465,902	148,405,801

(1)	Adjusted to reflect amortization for the beneficial conversion feature.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Acquisitions and Divestitures

Acquisitions

CMO.  On December 20, 2012, as part of the CMO Acquisition, the Partnership acquired 100 percent of the issued and outstanding equity interests in CMO for total consideration of $2.16 billion.  Through the acquisition of CMO, the Partnership owns certain midstream assets in the Eagle Ford, Utica, Niobrara, Haynesville, Marcellus and Mid-Continent regions.

An initial allocation of the purchase price as of December 20, 2012 was prepared in connection with the Partnership’s December 31, 2012 consolidated financial statements. Upon completion of the initial purchase price allocation, the Partnership reviewed its assessment, including the identification and fair valuation of assets acquired and liabilities assumed.  During the third quarter 2013, the Partnership finalized certain of the estimates used in the initial purchase price allocation, primarily with respect to the valuation of assets and liabilities assumed in the Marcellus region.  The balance sheet has been prospectively adjusted to reflect these changes, the most significant of which included a decrease to property, plant and equipment of $70.8 million, an increase to intangible assets of $55.4 million and an increase to other net assets of $15.4 million.  None of the adjustments impacted the Partnership’s statements of operations.

The table below reflects the final allocation of the purchase price to the assets acquired and the liabilities assumed in the CMO Acquisition (in thousands).

Property, plant and equipment	$1,890,036
Intangible assets	263,262
Other	6,702

Total purchase price	$2,160,000

Divestitures

On September 4, 2013, the Partnership sold Mid-Atlantic Gas Services, L.L.C. (“Mid-Atlantic”) to Chesapeake for net proceeds of $32.9 million. Mid-Atlantic was acquired by the Partnership in December 2012 as part of the CMO Acquisition and consisted of midstream assets in the Marcellus region.  These assets were not part of the Partnership’s equity investment in Appalachia Midstream.  The net proceeds equaled the Partnership’s basis in the assets.  Consequently, the Partnership did not recognize any gain or loss as a result of the sale.

5. Long-Term Debt

The following table presents the Partnership’s outstanding debt as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Revolving credit facility	$104,800	$—
5.875 percent senior notes due April 2021	750,000	350,000
6.125 percent senior notes due July 2022	750,000	750,000
4.875 percent senior notes due May 2023	1,400,000	1,400,000
Premium on 5.875 percent senior notes due April 2021	5,893	—

Total long-term debt	$3,010,693	$2,500,000

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s average interest rate and average debt balance for the three-months ended September 30, 2013:

	Average Interest Rate	Average Balance
		(in thousands)
Revolving credit facility	2.203%	$145,600
5.875 percent senior notes due April 2021	5.875	539,467
6.125 percent senior notes due July 2022	6.125	750,000
4.875 percent senior notes due May 2023	4.875	1,400,000

Revolving Credit Facility

On May 13, 2013, the Partnership amended and restated its existing senior secured revolving credit facility. The amended and restated revolving credit facility matures in May 2018 and includes revolving commitments of $1.75 billion, including a sub-limit of $100 million for same-day swing line advances and a sub-limit of $200 million for letters of credit. In addition, the revolving credit facility’s accordion feature allows the Partnership to increase the available borrowing capacity under the facility up to $2 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the revolving credit facility.

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

The revolving credit facility agreement contains certain negative covenants that (i) limit the Partnership’s ability, as well as the ability of certain of its subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require the Partnership to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for the Partnership to maintain the EBITDA to interest expense ratio and allows for the Partnership to release all collateral securing the revolving credit facility if the Partnership reaches investment grade status. The revolving credit facility agreement also requires the Partnership to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after the Partnership has released all collateral upon achieving investment grade status). The Partnership was in compliance with all covenants under the agreement at September 30, 2013.

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

On August 14, 2013, the Partnership issued $400 million in aggregate principal amount of additional 5.875 percent senior notes due 2021 (the “Additional Notes”). The Additional Notes are additional to the $350 million of 2021 Notes initially issued on April 19, 2011 and are fully fungible with, rank equally with and form a single series with the 2021 Notes.  The Additional Notes were issued at a price of 101.5 percent of the principal amount plus accrued interest from April 15, 2013, resulting in net proceeds of $400.8 million, which was used for general partnership purposes, including funding working capital, repayment of indebtedness and funding the Partnership’s capital expenditure program.  Debt issuance costs of $5.5 million are being amortized over the life of the Additional Notes.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These covenants are subject to important exceptions and qualifications. If the 2023 Notes, 2022 Notes or the 2021 Notes achieve an investment grade rating from either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default, as defined in the indentures, has occurred or is continuing, many of these covenants will terminate.

The Partnership, as the parent company, has no independent assets or operations. The Partnership’s operations are conducted by its subsidiaries through its primary operating company subsidiary, Access MLP Operating, L.L.C., a direct 100 percent owned subsidiary of the Partnership.  Access MLP Operating, L.L.C. and each of the Partnership’s other direct and indirect 100 percent owned subsidiaries is a guarantor, other than ACMP Finance Corp., an indirect 100 percent owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of any debt securities. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or a guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

Capitalized Interest

For the three-month periods ended September 30, 2013 and 2012, interest expense was net of capitalized interest of $12.7 million and $4.2 million, respectively, and $32.6 million and $9.9 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

6. Equity-Based Compensation

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

Included in operating expense, general and administrative expense, and income from unconsolidated affiliates is total equity-based compensation of $5.8 million and $2.3 million for the three-month periods ended September 30, 2013 and 2012, respectively.  Included in operating expense, general and administrative expense, and income from unconsolidated affiliates is equity-based compensation of $22.2 million and $3.6 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

The LTIP provides for an aggregate of 3.5 million common units to be awarded to employees, directors and consultants of the Partnership’s general partner and its affiliates through various award types, including unit awards, restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards. The LTIP has been designed to promote the interests of the Partnership and its unitholders by strengthening its ability to attract, retain and motivate qualified individuals to serve as employees, directors and consultants. As of September 30, 2013, there was $35.7 million of unrecognized compensation expense attributable to the LTIP, of which $31.8 million is expected to be recognized over a four year period following September 30, 2013.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes LTIP award activity for the nine months ended September 30, 2013:

	Units	Value per Unit
Restricted units unvested at beginning of period	511,177	$28.55
Granted	953,282	38.07
Vested	(96,235)	27.00
Forfeited	(181,743)	31.82
Restricted units unvested at end of period	1,186,481	$35.82

7. Major Customers and Concentration of Credit Risk

Chesapeake Energy Marketing, Inc. (“CEMI”), a wholly owned subsidiary of Chesapeake, accounted for $219.9 million and $124.7 million of the Partnership’s revenues for the three-month periods ended September 30, 2013 and 2012, respectively, and $633.0 million and $370.7 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. On September 30, 2013 and December 31, 2012, cash and cash equivalents were invested in a non-interest bearing account and money market funds with investment grade ratings. On September 30, 2013 and December 31, 2012, Chesapeake accounted for $136.6 million and $80.0 million of the Partnership’s accounts receivable balance.

8. Commitments and Contingencies

Certain property, equipment and operating facilities are leased under various operating leases. Costs are also incurred associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations.

The Partnership is from time to time subject to various legal actions and claims incidental to its business, including those arising out of employment-related matters. Management believes that these routine legal proceedings will not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows. Once information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to the estimate of the likely exposure. There was not an accrual for legal contingencies as of September 30, 2013 or December 31, 2012.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2013		December 31, 2012
	Carrying amount	Fair value (Level 2)	Carrying amount	Fair value (Level 2)
	($ in thousands)
Financial liabilities:
Revolving credit facility	$104,800	$104,800	$—	$—
2021 Notes	755,893	771,563	350,000	370,125
2022 Notes	750,000	773,910	750,000	810,000
2023 Notes	1,400,000	1,326,500	1,400,000	1,428,882

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended September 30, 2013

	Barnett		Eagle Ford		Haynesville	Marcellus		Niobrara
Revenues	$94,182		$74,494		$28,418	$3,009		$4,146
Operating expenses	23,635		14,454		10,960	1,536		3,610
Depreciation and amortization expense	24,741		13,635		19,709	1,039		1,014
General and administrative expense	—		—		—	—		—
Other operating expense	—		—		—	—		—
Operating income (loss)	$45,806		$46,405		$(2,251)	$434		$(478)

Income (loss) from unconsolidated affiliates	$—		$—		$—	$33,925		$—

Capital expenditures	$11,337		$80,794		$2,947	$10	(1)	$20,839	(2)

	Utica		Mid- Continent		Corporate	Consolidated
Revenues	$15,036		$41,658		$—	$260,943
Operating expenses	3,851		18,714		6,773	83,533
Depreciation and amortization expense	2,750		10,064		4,134	77,086
General and administrative expense	—		—		24,470	24,470
Other operating expense	—		—		(239)	(239)
Operating income (loss)	$8,435		$12,880		$(35,138)	$76,093

Income (loss) from unconsolidated affiliates	$(1,453)		$363		$—	$32,835

Capital expenditures	$102,161	(3)	$20,450	(4)	$26,979	$265,517

(1)	Amount excludes $75.4 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

(2)	Amount includes $10.4 million of capital expenditures attributable to noncontrolling interest owners.

(3)

Amount excludes $103.5 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates and includes $36.4 million of capital expenditures attributable to noncontrolling interest owners.

(4)	Amount excludes $1.3 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended September 30, 2012

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$105,312	$—	$14,944	$—		$—
Operating expenses	26,790	—	3,016	—		—
Depreciation and amortization expense	23,732	—	7,938	—		—
General and administrative expense	—	—	—	—		—
Other operating expense	—	—	—	—		—
Operating income (loss)	$54,790	$—	$3,990	$—		$—

Income from unconsolidated affiliates	$—	$—	$—	$15,724		$—

Capital expenditures	$21,619	$—	$5,625	$—	(1)	$—

	Utica	Mid- Continent	Corporate	Consolidated
Revenues	$—	$35,836	$—	$156,092
Operating expenses	—	14,814	5,185	49,805
Depreciation and amortization expense	—	8,180	1,313	41,163
General and administrative expense	—	—	15,283	15,283
Other operating expense	—	—	(628)	(628)
Operating income (loss)	$—	$12,842	$(21,153)	$50,469

Income from unconsolidated affiliates	$—	$—	$—	$15,724

Capital expenditures	$—	$58,352	$5,115	$90,711

(1)	Amount excludes $115.5 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2013

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$277,650	$200,205	$92,513	$10,750		$8,879
Operating expenses	71,537	43,805	31,384	4,331		7,100
Depreciation and amortization expense	72,656	37,084	58,466	1,200		2,889
General and administrative expense	—	—	—	—		—
Other operating expense	—	—	—	—		—
Operating income (loss)	$133,457	$119,316	$2,663	$5,219		$(1,110)

Income (loss) from unconsolidated affiliates	$—	$—	$—	$93,663		$—

Capital expenditures	$45,736	$246,153	$13,509	$199	(1)	$44,036	(2)

Total assets	$1,534,090	$1,109,821	$1,296,035	$1,407,348		$120,533

	Utica		Mid- Continent		Corporate	Consolidated
Revenues	$27,770		$127,377		$—	$745,144
Operating expenses	8,666		53,893		28,424	249,140
Depreciation and amortization expense	6,215		26,870		10,225	215,605
General and administrative expense	—		—		73,293	73,293
Other operating expense	—		—		1,744	1,744
Operating income (loss)	$12,889		$46,614		$(113,686)	$205,362

Income (loss) from unconsolidated affiliates	$(2,543)		$468		$—	$91,588
Capital expenditures	$261,940	(3)	$88,580	(4)	$110,958	$811,111

Total assets	$883,446		$765,682		$455,137	$7,572,092

(1)	Amount excludes $244.5 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

(2)	Amount includes $22.0 million of capital expenditures attributable to noncontrolling interest owners.

(3)

Amount excludes $287.5 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates and includes $92.2 million of capital expenditures attributable to noncontrolling interest owners.

(4)	Amount excludes $3.9 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2012

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$308,155	$—	$50,323	$—		$—
Operating expenses	76,725	—	10,727	—		—
Depreciation and amortization expense	69,586	—	23,648	—		—
General and administrative expense	—	—	—	—		—
Other operating expense	—	—	—	—		—
Operating income	$161,844	$—	$15,948	$—		$—

Income from unconsolidated affiliates	$—	$—	$—	$44,682		$—

Capital expenditures	$80,613	$—	$17,481	$—	(1)	$—

Total Assets	$1,577,925	$—	$520,827	$1,068,681		$—

	Utica	Mid- Continent	Corporate	Consolidated
Revenues	$—	$101,620	$—	$460,098
Operating expenses	—	39,422	16,344	143,218
Depreciation and amortization expense	—	23,649	3,440	120,323
General and administrative expense	—	—	38,326	38,326
Other operating expense	—	—	(433)	(433)
Operating income	$—	$38,549	$(57,677)	$158,664

Income from unconsolidated affiliates	$—	$—	$—	$44,682

Capital expenditures	$—	$113,048	$20,490	$231,632

Total Assets	$—	$614,475	$168,334	$3,950,242

(1) Amount excludes $290.7 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

11. Subsequent Events

On October 25, 2013, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.535 per unit, together with the corresponding distribution to the general partner. The cash distribution will be paid on November 14, 2013, to unitholders of record at the close of business on November 7, 2013, and to the general partner.

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

Eagle Ford Shale Region. Under our gas gathering agreement with Chesapeake, we have agreed to provide the following services for the fees and obligations outlined below:

•

Gathering, Compression, Dehydration and Treating Services. We will gather, compress, dehydrate and treat natural gas and liquids for the producer within the Eagle Ford Shale region in exchange for a cost of service based fee for natural gas and liquids gathered and treated on our gathering systems. The cost of service components will include revenue, compression expense, deemed general and administrative expense, capital expenditures, fixed and variable operating expenses and other metrics. We refer to these fees collectively as the Eagle Ford fee.

•

Acreage Dedication. Subject to certain exceptions, our producer customer has agreed to dedicate all of the natural gas and liquids owned or controlled by it and produced from the Eagle Ford Shale formation through existing and future wells with a surface location within the dedicated area in the Eagle Ford Shale region.

•

Fee Redetermination. During 2013 and 2014, the Eagle Ford fee is determined by a fee tiering mechanism that calculates the Eagle Ford fee on a monthly basis according to the quantity of gas delivered to us by our producer customer relative to its scheduled deliveries. Effective on January 1, 2015 and January 1 of each year thereafter for a period of 18 years from July 1, 2012, the Eagle Ford fee will be redetermined based on a cost of service calculation that targets a specified pre-income tax rate of return on invested capital. There is no cap on these adjustments.

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

•

Minimum Volume Commitments. Pursuant to our gas gathering agreement, our producer customer has agreed to minimum volume commitments through December 31, 2013. In the event our producer customer does not meet its minimum volume commitment to us, as adjusted in certain instances, for any annual period during the minimum volume commitment period, it will be obligated to pay us a fee equal to the Springridge fee for each Mcf by which the minimum volume commitment for the year exceeds the actual volumes gathered on our systems attributable to its production. To the extent natural gas gathered on our systems from our producer customer during any annual period exceeds its minimum volume commitment for the period, it will be obligated to pay us the Springridge fee for all volumes gathered.

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

Marcellus Shale Region. Under our gas gathering agreements with certain subsidiaries of Chesapeake, Statoil, Anadarko, Epsilon, Mitsui and Chief, we have agreed to provide the following services in our Marcellus Shale region for our proportionate share (based on our ownership interest in the applicable systems) of the fees and obligations outlined below:

•

Gathering and Compression Services. In systems operated by Appalachia Midstream Services, L.L.C. (“Appalachia Midstream”), we gather and compress natural gas in exchange for fees per million British thermal units (“MMBtu”) of natural gas gathered and per MMBtu of natural gas compressed. The gathering fees are redetermined annually based on a cost of service mechanism, as described below. The compression fees escalate on January 1 of each year based on the consumer price index. In addition, CMD has committed to pay us quarterly any shortfall between the actual EBITDA generated by these assets and specified quarterly targets totaling $100 million in 2012 and $150 million in 2013. EBITDA generated by these assets exceeded the $100 million target for 2012 and no additional revenue related to the commitment was recognized. The target for 2013 represents the minimum amount of EBITDA we will recognize with the potential that throughput for these systems will generate EBITDA in excess of the guaranteed amounts. In the dedications acquired as part of the CMO Acquisition, we gather and compress natural gas in exchange for a gathering fee per MMBtu, which is redetermined annually based on a cost of service mechanism.

•

Acreage Dedication. Pursuant to our gas gathering agreements, subject to certain exceptions, the shippers and producers have agreed to dedicate all of the natural gas owned or controlled by them and produced from or attributable to existing and future wells with a surface location within the designated dedicated areas.

•

Fee Redetermination. Each January 1, gathering fees for each gathering system under the gas gathering agreements with Chesapeake, Statoil, Anadarko, Epsilon and Mitsui will be redetermined based on a cost of service calculation that targets a specified pre-income tax rate of return on invested capital for a period of 15 years beginning January 1, 2012. There is no cap on these fee adjustments. Each January 1, gathering fees for each gathering system under the gas gathering agreement with Chief are adjusted based on the applicable producer price index. The change in the amount of the gathering fees under the Chief agreement is not to exceed three percent in any one year.

•

Well Connections. We have the option to connect to new wells within the dedicated acreage. If we elect not to connect to any new well within the dedicated acreage, the shipper for such well may elect to have such well, and any subsequent wells within a two-mile radius (in the case of Chesapeake, Statoil, Anadarko, Epsilon and Mitsui) or a one-mile radius (in the case of Chief) of the surface location of such well, permanently released from the dedication area, or the shipper may elect to construct, at the shipper’s expense, a gathering system to connect to such well (and wells within a one-mile radius of such well in the case of Chesapeake, Statoil, Anadarko, Epsilon and Mitsui), in which case the shipper would pay us a reduced gathering fee for natural gas we receive through the shipper-installed asset. Alternatively, the shipper may require us to enter into an agreement pursuant to which we would construct the gathering system to connect to the well in exchange for a reimbursement by the shipper of the costs we incur in connection therewith. The shipper may elect to connect wells outside the dedicated area at its sole expense and pay us a reduced gathering fee for natural gas we receive from such wells, but gas from such outside wells will not be afforded the same priority as gas produced from wells located within the dedicated area. In the dedications acquired as part of the CMO Acquisition, subject to certain conditions specified in the applicable gas gathering agreement, if we elect to connect a new well to our gathering systems, we are generally required to connect the new wells within specified timelines subject to penalties for delayed connections, up to a specified cap, and the potential for a well pad release from the producer’s acreage dedication in certain circumstances.

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

Niobrara Shale Region. Under our gas gathering and processing agreements with Chesapeake and RKI Exploration, we have agreed to provide the following services for the fees and obligations outlined below:

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

•

Well Connections. Subject to required notice by our producer customers, we will have the option to connect new operated wells within our Niobrara region acreage dedications as requested by such producer customers. If we elect not to connect a new operated well, the producer customers will be provided alternative forms of release. Subject to certain conditions specified in the gas gathering agreements, if we elect to connect a new well to our gathering systems, we are generally required to connect the new wells within specified timelines subject to penalties for delayed connections up to a specified cap, and the potential for a well pad release from the producer customer’s acreage dedication in certain circumstances.

•

Fuel and Lost and Unaccounted For Gas. We have agreed with our producer customers to a cap on fuel and lost and unaccounted for gas on our systems with respect to the producer customer’s volumes. The cap is based on a percentage per deemed compression stage and a percentage for lost and unaccounted for gas. If we exceed a permitted cap in any covered period and do not respond in a timely manner with a proposed solution, we may incur significant expenses to replace the natural gas used as fuel or lost and unaccounted for in excess of such cap based on then current natural gas prices. Accordingly, this replacement obligation may subject us to direct commodity price risk.

Utica Shale Region. Under our commercial agreements with Chesapeake, Total and Enervest, we have agreed to provide the following services for the fees and obligations outlined below:

•

Gathering, Compression, Dehydration, Processing and Fractionation Services. We will gather, compress and dehydrate natural gas and liquids in exchange for a cost of service based fee for natural gas and liquids gathered on our gathering systems. The cost of service components (i) for our 66 percent operating interest in a joint venture that owns five wet gas gathering systems (the “Cardinal Joint Venture”), and (ii) in the area covered by our 100 percent ownership interest in four dry gas gathering systems (the “Utica Dry”) will include revenues, compression expense (in the case of the Utica Dry only), deemed general and administrative expense, capital expenditures, fixed and variable operating expenses and other metrics. We also will process and fractionate natural gas and liquids through our 49 percent non-operating interest in a joint venture that is currently constructing four 200 MMcf/d processing trains, a 135,000 barrel per day fractionation facility, approximately 870,000 barrels of NGL storage capacity and other ancillary assets (the “UEO Joint Venture”) for a fixed fee that escalates annually within a specified range. We refer to these fees collectively as the Utica fee.

•

Acreage Dedication. Subject to certain exceptions, our producer customers have agreed to dedicate natural gas and liquids owned or controlled by them and produced from the Utica Shale formation through existing and future wells with a surface location within the dedicated areas in the Utica Shale region. The UEO Joint Venture has processing and fractionation dedications from Chesapeake, Total and Enervest in support of 800 MMcf/d of capacity.

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

All Regions. If one of the counterparties to the gas gathering agreements sells, transfers or otherwise disposes to a third party properties within the our acreage dedications, it does so subject to the terms of the gas gathering agreement, including our dedication, and it will be required to cause the third party to acknowledge and take assignment of the counterparty’s obligations under the existing gas gathering agreement with us, subject to our consent. Our producer customers’ dedication of the gas produced from applicable properties under our gas gathering agreements will run with the land in order to bind successors to the producer customers’ interest, as well as any interests in the dedicated properties subsequently acquired by the producer customer.

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

Revenues

Our revenues are driven primarily by our contractual terms with our customers, the actual volumes of natural gas we gather, treat and compress, and increasingly by the actual volumes of natural gas we process. Our revenues are supported by the minimum volume commitments contained in our gas gathering agreements with Chesapeake and Total in the case of our Barnett Shale and Chesapeake in the case of our Haynesville Shale as well as fee redetermination and cost of service provisions in our other regions. We contract with producers to gather natural gas or liquids from individual wells located near our gathering systems. We connect wells to gathering pipelines through which natural gas is compressed and may be delivered to a treating facility, processing plant or an intrastate or interstate pipeline for delivery to market. We treat natural gas and liquids that we gather to the extent necessary to meet required specifications of third-party takeaway pipelines. For the three-month periods ended September 30, 2013 and 2012, Chesapeake accounted for approximately 74.1 percent and 73.3 percent, respectively, of the natural gas volumes on our gathering systems and 84.3 percent and 79.9 percent, respectively, of our revenues. For the nine-month periods ended September 30, 2013 and 2012, Chesapeake accounted for approximately 75.3 percent and 75.1 percent, respectively, of the natural gas volumes on our gathering systems and 85.0 percent and 80.6 percent, respectively, of our revenues.

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

The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income:
Net income attributable to Access Midstream Partners, L.P.	$78,217	$50,228	$206,968	$154,200

Interest expense	28,600	15,219	83,394	46,813
Income tax expense	1,353	861	3,853	2,507
Depreciation and amortization expense	77,086	41,163	215,605	120,323
Other	(1,257)	(628)	(1,577)	(433)
Income from unconsolidated affiliates	(32,835)	(15,724)	(91,588)	(44,682)
EBITDA from unconsolidated affiliates(1)	52,452	28,403	141,662	80,121
Expense for non-cash equity awards	5,847	—	22,170	—
Implied minimum volume commitment	17,500	—	37,500	—

Adjusted EBITDA	$226,963	$119,522	$617,987	$358,849

Maintenance capital expenditures	(27,500)	(18,500)	(82,500)	(55,500)
Cash portion of interest expense	(26,645)	(13,868)	(76,852)	(42,835)
Income tax expense	(1,353)	(861)	(3,853)	(2,507)

Distributable cash flow	$171,465	$86,293	$454,782	$258,007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net cash provided by operating activities:
Cash provided by operating activities	$140,426	$106,275	$358,006	$242,673

Changes in assets and liabilities	(10,122)	(28,656)	(10,137)	(7,171)
Distribution of earnings received from unconsolidated affiliates	(4,737)	—	(4,737)	—
Interest expense	28,600	15,219	83,394	46,813
Income tax expense	1,353	861	3,853	2,507
Other non-cash items	(4,356)	(2,580)	(13,724)	(6,094)
EBITDA from unconsolidated affiliates(1)	52,452	28,403	141,662	80,121
Expense for non-cash equity awards	5,847	—	22,170	—
Implied minimum volume commitment	17,500	—	37,500	—

Adjusted EBITDA	$226,963	$119,522	$617,987	$358,849

Maintenance capital expenditures	(27,500)	(18,500)	(82,500)	(55,500)
Cash portion of interest expense	(26,645)	(13,868)	(76,852)	(42,835)
Income tax expense	(1,353)	(861)	(3,853)	(2,507)

Distributable cash flow	$171,465	$86,293	$454,782	$258,007

	Three Months Ended September 30,		Nine Months Ended September 30,
(1) EBITDA from unconsolidated affiliates is calculated as follows:	2013	2012	2013	2012
	($ in thousands)
Net income	$32,835	$15,724	$91,588	$44,682

Depreciation and amortization expense	19,624	12,742	50,097	35,530
Other	(7)	(63)	(23)	(91)

EBITDA from unconsolidated affiliates	$52,452	$28,403	$141,662	$80,121

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
GAAP Capital Expenditures	$265,517	$90,711	$811,111	$231,632

Adjusted for:
Capital expenditures included in unconsolidated affiliates	180,286	115,536	535,964	290,717
Capital expenditures attributable to noncontrolling interest	(46,862)	—	(114,208)	—

Net Capital Expenditures	$398,941	$206,247	$1,232,867	$522,349

Results of Operations – Three Months Ended September 30, 2013 versus September 30, 2012

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the three months ended September 30, 2013 (the “Current Quarter”) and the three months ended September 30, 2012 (the “Prior Quarter”):

	Three Months Ended September 30,
	2013	2012	% Change(4)
	($ in thousands, except operational data)
Revenues(1)	$260,943	$156,092	67.2%
Operating expenses	83,533	49,805	67.7
Depreciation and amortization expense	77,086	41,163	87.3
General and administrative expense	24,470	15,283	60.1
Other operating income	(239)	(628)	(61.9)
Total operating expenses	184,850	105,623	75.0
Operating income	76,093	50,469	50.8
Income from unconsolidated affiliates	32,835	15,724	108.8
Interest expense	(28,600)	(15,219)	87.9
Other income	236	115	105.2
Income before income tax expense	80,564	51,089	57.7
Income tax expense	1,353	861	57.1
Net income	79,211	50,228	57.7
Net income attributable to noncontrolling interests	994	—	N.M.
Net income attributable to Access Midstream Partners, L.P.	$78,217	$50,228	55.7
Key Performance Metrics:
Adjusted EBITDA(2)	$226,963	$119,522	89.9
Distributable cash flow(2)	$171,465	$86,293	98.7
Operational Data(3):
Throughput, Bcf per day	3.796	2.825	34.4
Miles of pipe at end of period	6,766	4,155	62.8
Gas compression (horsepower) at end of period	534,072	335,204	59.3

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

The following tables reflect the Partnership’s revenues, throughput, operating expenses and operating expenses per Mcf of throughput by segment for the three months ended September 30, 2013 and 2012 (please note that revenue and operating expenses related to our equity investments (primarily in the Marcellus Shale) are excluded from the tables below as the financial results for our equity investments are reported separately. Please read “Income from Unconsolidated Affiliates” in this Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Three Months Ended September 30,
	2013	2012	% Change(2)
	($ In thousands, except percentages and throughput data)
Revenues(1):
Barnett Shale	$94,182	$105,312	(10.6)%
Eagle Ford Shale	74,494	—	N.M.
Haynesville Shale	28,418	14,944	90.2
Marcellus Shale	3,009	—	N.M.
Niobrara Shale	4,146	—	N.M.
Utica Shale	15,036	—	N.M.
Mid-Continent	41,658	35,836	16.2
	$260,943	$156,092	67.2%
Throughput (bcf)(1):
Barnett Shale	97.9	113.7	(13.9)%
Eagle Ford Shale	27.1	—	N.M.
Haynesville Shale	58.1	29.9	94.3
Marcellus Shale	98.0	63.6	54.1
Niobrara Shale	1.5	—	N.M.
Utica Shale	12.9	—	N.M.
Mid-Continent	53.7	52.8	1.7
	349.2	260.0	34.3%
Operating Expenses(1):
Barnett Shale	$23,635	$26,790	(11.8)%
Eagle Ford Shale	14,454	—	N.M.
Haynesville Shale	10,960	3,016	263.4
Marcellus Shale	1,536	—	N.M.
Niobrara Shale	3,610	—	N.M.
Utica Shale	3,851	—	N.M.
Mid-Continent	18,714	14,814	26.3
Corporate	6,773	5,185	30.6
	$83,533	$49,805	67.7%
Expenses ($ per mcf):
Barnett Shale	$0.24	$0.24	—%
Eagle Ford Shale	0.53	—	N.M.
Haynesville Shale	0.19	0.10	90.0
Marcellus Shale	1.16	—	N.M.
Niobrara Shale	1.23	—	N.M.
Utica Shale	0.20	—	N.M.
Mid-Continent	0.35	0.28	25.0
Corporate	—	—	N.M.
	$0.32	$0.19	68.4%

(1)	Throughput in all regions represents the net throughput allocated to the Partnership’s interest. Revenues and expenses presented above reflect only consolidated results of operations.

(2)	N.M – not meaningful

Segment Reporting

We present information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations by segment. The segment information appearing in Note 10 of the accompanying Notes to the Condensed Consolidated Financial Statements is presented on a basis consistent with our internal management reporting. Beginning on January 1, 2013, we conduct our operations in the following segments: Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, Niobrara Shale, Utica Shale, Mid-Continent region and Corporate.

Barnett Shale

Revenues. For the Current Quarter, Barnett Shale revenues totaled $94.2 million compared to $105.3 million in the Prior Quarter, a decrease of $11.1 million, or 10.6 percent. A decrease in throughput due to decreased drilling activity and natural decline of existing wells resulted in a $14.6 million decrease in revenue which was partially offset by an annual fixed fee rate escalation of two percent and fee redetermination in July 2012 of $0.05 per mcf. Because throughput in the Barnett Shale during the Current Quarter was significantly below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2013 fourth quarter. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $17.5 million in the Current Quarter based on the projected full year volume shortfall.

Operating Expenses. For the Current Quarter, operating expenses were $23.6 million, or $0.24 per Mcf, compared to $26.8 million, or $0.24 per Mcf, during the Prior Quarter.  Operating expenses decreased consistent with decreased throughput.

Eagle Ford Shale

We acquired the Eagle Ford Shale assets in December 2012.

Revenues. Our Current Quarter revenues in the Eagle Ford totaled $74.5 million and were primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput.

Operating Expenses. For the Current Quarter, operating expenses totaled $14.5 million or $0.53 per Mcf. The most significant operating expenses in this region are compensation and compression costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $13.6 million and relates almost entirely to depreciation of our operating assets in this region.

Haynesville Shale

Revenues. For the Current Quarter, Haynesville Shale revenues totaled $28.4 million compared to $14.9 million in the Prior Quarter, an increase of $13.5 million, or 90.2 percent. An overall increase in throughput of 94.3 percent resulted from production from the Mansfield gathering system acquired in December 2012, offset by a volume decrease for the Springridge gathering system. Haynesville revenues in the Current Quarter were positively impacted by an annual rate escalation of 2.5 percent and rate redetermination of 15 percent on the Springridge gathering system, both effective January 1, 2013.

Operating Expenses. For the Current Quarter, operating expenses were $11.0 million, or $0.19 per Mcf compared to $3.0 million or $0.10 per Mcf during the Prior Quarter. All of our operating costs in this region increased significantly as a result of the acquisition of the Mansfield system in December 2012. While natural gas gathered in the area serviced by the Mansfield gathering system requires additional treating services, we continue to evaluate reductions in our operating costs in this dry gas region to address the decrease in throughput caused by the low natural gas price environment.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $19.7 million compared to $7.9 million during the Prior Quarter. The increase is almost entirely the result of the December 2012 acquisition of the Mansfield gathering system as we did not spend a significant amount of capital in this region in 2012 and 2013 due to reduced drilling activity by our producer customer.

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

On September 4, 2013, we sold Mid-Atlantic Gas Services, L.L.C. (“Mid-Atlantic”) to Chesapeake for net proceeds of $32.9 million. Mid-Atlantic was acquired by us in December 2012 as part of the CMO Acquisition and consisted of midstream assets in the Marcellus region.  These assets were not part of our equity method investment in Appalachia Midstream.  The net proceeds equaled our basis in the assets.  Consequently, we did not recognize any gain or loss as a result of the sale.

Revenues. Revenues from the Marcellus assets acquired in December 2012 totaled $3.0 million during the Current Quarter, primarily related to throughput on those gathering systems and the rates charged for gathering such throughput.

Income from Unconsolidated Affiliates. In December 2011, we acquired all of the issued and outstanding common units of Appalachia Midstream. We operate 100 percent of and own an interest in 10 gas gathering systems in the Marcellus Shale, primarily in Pennsylvania and West Virginia. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon and Mitsui. Income from unconsolidated affiliates for the Appalachia Midstream assets was $33.9 million and $15.7 million for the Current Quarter and Prior Quarter, respectively. The increase was the result of increased drilling by our producer customers in the Marcellus Shale as well as an increase in the number of wells we connected to our system in 2012 and 2013. The following table summarizes the results of the Appalachia Midstream assets (net to our interest) for the Current Quarter and Prior Quarter:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Revenues ($ in thousands)	$63,340	$35,112
Throughput (Bcf)	96.6	63.6
Operating expenses ($ in thousands)	$11,698	$4,051
Expenses ($ per Mcf)	0.12	0.06

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

Revenues. Our Current Quarter revenues in the Niobrara totaled $4.1 million and were primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. We continue to invest significant capital in this region that is expected to drive volume and revenue growth in future periods.

Operating Expenses. For the Current Quarter, operating expenses totaled $3.6 million. The most significant operating expenses in this region are compensation and compression costs.

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

Revenues. Our Current Quarter revenues in the Utica totaled $15.0 million and were primarily attributable to the amount of throughput and rates charged for such throughput on our gathering systems and gathering systems included in the Cardinal Joint Venture. We continue to invest significant capital in this region that is expected to drive volume and revenue growth in future periods.

Operating Expenses. For the Current Quarter, operating expenses totaled $3.9 million. The most significant operating expenses in this region are compensation and compression costs.

Mid-Continent

Revenues. For the Current Quarter, Mid-Continent revenues totaled $41.7 million compared to $35.8 million in the Prior Quarter, an increase of $5.9 million, or 16.2 percent.  This increase was caused primarily by a 1.7 percent increase in throughput, a 2.5 percent annual rate increase and a 15 percent increase in fees as a result of rate redetermination, both effective January 1, 2013.

Operating Expenses. For the Current Quarter, operating expenses were $18.7 million, or $0.35 per Mcf compared to $14.8 million or $0.28 per Mcf during the Prior Quarter. The increase occurred across all operating costs in this region as we continue to experience and prepare for increased drilling activity in this liquids-rich region by our producer customers.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $10.1 million compared to $8.2 million during the Prior Quarter. We spent significant capital in the liquids-rich Mid-Continent region in 2012 and 2013 and expect to continue to spend additional capital in this region in the fourth quarter of 2013 in order to provide various services to producers in this region.

Corporate

Operating Expenses. For the Current Quarter, operating expenses were $6.8 million compared to $5.2 million during the Prior Quarter. The increase in operating expenses resulted from additional technical resources to support assets acquired in 2012 as well as an increase in transition costs as we develop an independent back office infrastructure.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $4.1 million compared to $1.3 million during the Prior Quarter. The increase in depreciation expense is a result of capital expenditures to back office infrastructure made in 2012.

General and Administrative Expense. During the Current Quarter, general and administrative expenses were $24.5 million compared to $15.3 million during the Prior Quarter. This increase is primarily attributable to additional overhead expenses resulting from the increased scale of our operations following the CMO Acquisition, additional expense from equity-based, long-term incentive compensation influenced by the recent increase in our unit price, as well as transition costs as we develop an independent back office infrastructure.

Interest Expense. Interest expense was $28.6 million for the Current Quarter compared to $15.2 million for the Prior Quarter. These amounts were net of $12.7 million and $4.2 million of capitalized interest during the Current Quarter and the Prior Quarter, respectively. The increase is related to interest expense on the 2023 Notes, issued in December 2012 and the Additional Notes, issued August 2013. We also incur interest expense on our outstanding senior notes and borrowings under our revolving credit facility. Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

Income Tax Expense. Income tax expense is attributable to franchise taxes in the state of Texas. We and our subsidiaries are pass-through entities for federal income tax purposes. For these entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in the unaudited condensed consolidated financial statements, other than Texas Franchise Tax.

Results of Operations – Nine Months Ended September 30, 2013 versus September 30, 2012

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the nine months ended September 30, 2013 (the “Current Period”) and the nine months ended September 30, 2012 (the “Prior Period”):

	Nine Months Ended September 30,
	2013	2012	% Change(4)
	($ in thousands, except operational data)
Revenues(1)	$745,144	$460,098	62.0%
Operating expenses	249,140	143,218	74.0
Depreciation and amortization expense	215,605	120,323	79.2
General and administrative expense	73,293	38,326	91.2
Other operating (income) expense	1,744	(433)	N.M.
Total operating expenses	539,782	301,434	79.1
Operating income	205,362	158,664	29.4
Income from unconsolidated affiliates	91,588	44,682	105.0
Interest expense	(83,394)	(46,813)	78.1
Other income	631	174	N.M.
Income before income tax expense	214,187	156,707	36.7
Income tax expense	3,853	2,507	53.7
Net income	210,334	154,200	36.4
Net income attributable to noncontrolling interests	3,366	—	N.M.
Net income attributable to Access Midstream Partners, L.P.	$206,968	$154,200	34.2
Key Performance Metrics:
Adjusted EBITDA(2)	$617,987	$358,849	72.2
Distributable cash flow(2)	$454,782	$258,007	76.3
Operational Data(3):
Throughput, Bcf per day	3.671	2.832	29.6
Miles of pipe at end of period	6,766	4,155	62.8
Gas compression (horsepower) at end of period	534,072	335,204	59.3

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

The following tables reflect the Partnership’s revenues, throughput, operating expenses and operating expenses per Mcf of throughput by segment for the nine months ended September 30, 2013 and 2012 (please note that revenue and operating expenses related to our equity investments (primarily in the Marcellus Shale) are excluded from the tables below as the financial results for our equity investments are reported separately. Please read “Income from Unconsolidated Affiliates” in this Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Nine Months Ended September 30,
	2013	2012	% Change(2)
	($ In thousands, except percentages and throughput data)
Revenues(1):
Barnett Shale	$277,650	$308,155	(9.9)%
Eagle Ford Shale	200,205	—	N.M.
Haynesville Shale	92,513	50,323	83.8
Marcellus Shale	10,750	—	N.M.
Niobrara Shale	8,879	—	N.M.
Utica Shale	27,770	—	N.M.
Mid-Continent	127,377	101,620	25.3
	$745,144	$460,098	62.0%
Throughput (bcf)(1):
Barnett Shale	287.0	344.9	(16.8)%
Eagle Ford Shale	71.1	—	N.M.
Haynesville Shale	190.6	99.5	91.6
Marcellus Shale	266.3	177.6	49.9
Niobrara Shale	3.3	—	N.M.
Utica Shale	24.5	—	N.M.
Mid-Continent	159.3	154.1	3.4
	1,002.1	776.1	29.1%
Operating Expenses(1):
Barnett Shale	$71,537	$76,725	(6.8)%
Eagle Ford Shale	43,805	—	N.M.
Haynesville Shale	31,384	10,727	192.6
Marcellus Shale	4,331	—	N.M.
Niobrara Shale	7,100	—	N.M.
Utica Shale	8,666	—	N.M.
Mid-Continent	53,893	39,422	36.7
Corporate	28,424	16,344	73.9
	$249,140	$143,218	74.0%
Expenses ($ per mcf):
Barnett Shale	$0.25	$0.22	13.6%
Eagle Ford Shale	0.62	—	N.M.
Haynesville Shale	0.16	0.11	45.5
Marcellus Shale	1.01	—	N.M.
Niobrara Shale	1.11	—	N.M.
Utica Shale	0.23	—	N.M.
Mid-Continent	0.34	0.26	30.8
Corporate	—	—	—
	$0.33	$0.18	83.3%

(1)	Throughput in all regions represents the net throughput allocated to the Partnership’s interest. Revenues and expenses presented above reflect only consolidated results of operations.

(2)	N.M. – not meaningful

Segment Reporting

We present information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations by segment. The segment information appearing in Note 10 of the accompanying Notes to the Condensed Consolidated Financial Statements is presented on a basis consistent with our internal management reporting. Beginning on January 1, 2013, we conduct our operations in the following segments: Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, Niobrara Shale, Utica Shale, Mid-Continent region and Corporate.

Barnett Shale

Revenues. For the Current Period, Barnett Shale revenues totaled $277.7 million compared to $308.2 million in the Prior Period, a decrease of $30.5 million, or 9.9 percent. A decrease in throughput due to decreased drilling activity resulted in a $51.5 million decrease in revenue which was partially offset by an annual fixed fee rate escalation of two percent and fee redetermination in July 2012 of $0.05 per mcf. Because throughput in the Barnett Shale during the Current Period was significantly below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2013 fourth quarter. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $37.5 million in the Current Period based on the projected full year volume shortfall.

Operating Expenses. For the Current Period, operating expenses were $71.5 million, or $0.25 per Mcf, compared to $76.7 million, or $0.22 per Mcf, during the Prior Period. Operating expenses decreased consistent with decreased throughput.

Eagle Ford Shale

We acquired the Eagle Ford Shale assets in December 2012.

Revenues. Our Current Period revenues in the Eagle Ford totaled $200.2 million and were primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput.

Operating Expenses. For the Current Period, operating expenses totaled $43.8 million or $0.62 per Mcf. The most significant operating expenses in this region are compensation and compression costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $37.1 million and relates almost entirely to depreciation of our operating assets in this region.

Haynesville Shale

Revenues. For the Current Period, Haynesville Shale revenues totaled $92.5 million compared to $50.3 million in the Prior Period, an increase of $42.2 million, or 83.8 percent. An overall increase in throughput of 91.6 percent resulted from production from the Mansfield gathering system acquired in December 2012, offset by a volume decrease for the Springridge gathering system. Haynesville revenues in the Current Period were positively impacted by an annual rate escalation of 2.5 percent and rate redetermination of 15 percent on the Springridge gathering system, both effective January 1, 2013.

Operating Expenses. For the Current Period, operating expenses were $31.4 million, or $0.16 per Mcf compared to $10.7 million or $0.11 per Mcf during the Prior Period. All of our operating costs in this region increased significantly as a result of the acquisition of the Mansfield system in December 2012. While natural gas gathered in the area serviced by the Mansfield gathering system requires additional treating services, we continue to evaluate reductions in our operating costs in this dry gas region to address the decrease in throughput caused by the low natural gas price environment.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $58.4 million compared to $23.6 million during the Prior Period. The increase is almost entirely the result of the December 2012 acquisition of the Mansfield gathering system as we did not spend a significant amount of capital in this region in 2012 and 2013 due to reduced drilling activity by our producer customer.

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

On September 4, 2013, we sold Mid-Atlantic Gas Services, L.L.C. (“Mid-Atlantic”) to Chesapeake for net proceeds of $32.9 million. Mid-Atlantic was acquired in December 2012 and consisted of midstream assets in the Marcellus region.  These assets were not part of our equity method investment in Appalachia Midstream.  The net proceeds equaled our basis in the assets; thus, no gain or loss was recognized as a result of the sale.

Revenues. Revenues from the Marcellus assets acquired in December 2012 totaled $10.8 million during the Current Period, primarily related to throughput on those gathering systems and the rates charged for gathering such throughput.

Operating Expenses. Operating expenses for the assets acquired in December 2012 was $4.3 million in the Current Period and related primarily to compensation and compression costs.

Income from Unconsolidated Affiliates. In December 2011, we acquired all of the issued and outstanding common units of Appalachia Midstream. We operate 100 percent of and own an interest in 10 gas gathering systems in the Marcellus Shale, primarily in Pennsylvania and West Virginia. The remaining interest in these assets is owned primarily by Statoil, Anadarko, Epsilon and Mitsui. Income from unconsolidated affiliates for the Appalachia Midstream assets was $93.6 million and $44.7 million for the Current Period and Prior Period, respectively. The increase was the result of increased drilling by our producer customers in the Marcellus Shale as well as an increase in the number of wells we connected to our system in 2012. The following table summarizes the results of the Appalachia Midstream assets (net to our interest) for the Current Period and Prior Period:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Revenues ($ in thousands)	$167,623	$98,457
Throughput (Bcf)	262.0	177.6
Operating expenses ($ in thousands)	$26,607	$11,541
Expenses ($ per Mcf)	0.10	0.06

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

Revenues. Our Current Period revenues in the Niobrara totaled $8.9 million and were primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput. We continue to invest significant capital in this region that is expected to drive volume and revenue growth in future periods.

Operating Expenses. For the Current Period, operating expenses totaled $7.1 million. The most significant operating expenses in this region are compensation and compression costs.

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

Revenues. Our Current Period revenues in the Utica totaled $27.8 million and were primarily attributable to the amount of throughput and rates charged for such throughput on our gathering systems and gathering systems included in the Cardinal Joint Venture. We continue to invest significant capital in this region that is expected to drive volume and revenue growth in future periods.

Operating Expenses. For the Current Period, operating expenses totaled $8.7 million. The most significant operating expenses in this region are compensation and compression costs.

Mid-Continent

Revenues. For the Current Period, Mid-Continent revenues totaled $127.4 million compared to $101.6 million in the Prior Period, an increase of $25.8 million, or 25.3 percent.  This increase was primarily caused by a 3.4 percent increase in throughput, a 2.5 percent annual rate increase and a 15 percent increase in fees as a result of rate redetermination, both effective January 1, 2013.

Operating Expenses. For the Current Period, operating expenses were $53.9 million, or $0.34 per Mcf compared to $39.4 million, or $0.26 per Mcf during the Prior Period. The increase occurred across all operating costs in this region as we continue to experience and prepare for increased drilling activity in this liquids-rich region by our producer customers.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $26.9 million compared to $23.6 million during the Prior Period. We spent significant capital in the liquids-rich Mid-Continent region in 2012 and expect to continue to spend additional capital in this region in the fourth quarter of 2013 in order to provide various services to producers in this region.

Corporate

Operating Expenses. For the Current Period, operating expenses were $28.4 million compared to $16.3 million during the Prior Period. The increase in operating expenses resulted from additional technical resources to support assets acquired in 2012 as well as an increase in transaction costs as we develop an independent back office infrastructure.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $10.2 million compared to $3.4 million during the Prior Period. The increase in depreciation expense is a result of capital expenditures to back office infrastructure made in 2012.

General and Administrative Expense. During the Current Period, general and administrative expenses were $73.3 million compared to $38.3 million during the Prior Period. This increase is primarily attributable to additional overhead expenses resulting from the increased scale of our operations following the CMO Acquisition, additional expense from equity-based, long-term incentive compensation influenced by the recent increase in our unit price, as well as transition costs as we develop an independent back office infrastructure.

Interest Expense. Interest expense was $83.4 million for the Current Period compared to $46.8 million for the Prior Period. These amounts were net of $32.6 million and $9.9 million of capitalized interest during the Current Period and the Prior Period, respectively. The increase is related to interest expense on the 2023 Notes, issued in December 2012 and Additional Notes, issued August 2013. We also incur interest expense on our outstanding senior notes and borrowings under our revolving credit facility. Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

Income Tax Expense. Income tax expense is attributable to franchise taxes in the state of Texas. We and our subsidiaries are pass-through entities for federal income tax purposes. For these entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in the unaudited condensed consolidated financial statements, other than Texas Franchise Tax.

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

Working Capital (Deficit). Working capital is defined as the amount by which current assets exceed current liabilities and may indicate the potential need for short-term funding. As of September 30, 2013, we had a working capital deficit of $97.7 million and as of December 31, 2012, we had a working capital deficit of $39.5 million.

Cash Flows. Net cash provided by (used in) operating activities, investing activities and financing activities of the Partnership for the nine months ended September 30, 2013 and September 30, 2012, were as follows:

	Nine Months Ended September 30,
	2013	2012
	($ in thousands)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$358,006	$242,673
Investing activities	$(1,164,001)	$(361,532)
Financing activities	$760,964	$118,857

Operating Activities. Net cash provided by operating activities was $358.0 million for the Current Period compared to $242.7 million during the Prior Period. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, amortization and gains or losses on the sales of fixed assets. Please read “Results of Operations” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operation. The changes in cash flow are also impacted by timing impacts on working capital resources.

Investing Activities. Net cash used in investing activities for the Current Period increased $802.5 million compared to the Prior Period. Approximately $1,164.0 million was used in investing activities during 2013. This amount included approximately $811.1 million in additions to property, plant and equipment and $425.3 million in additions to our investment in unconsolidated affiliates.

Financing Activities. Net cash provided by financing activities increased $642.1 million for the Current Period as compared to the Prior Period. This increase was primarily attributable to the equity and debt offerings and noncontrolling interest contributions.

Sources of Liquidity

At September 30, 2013, our potential sources of liquidity included:

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

Revolving Credit Facility

On May 13, 2013, we amended and restated our existing senior secured revolving credit facility. The amended and restated revolving credit facility matures in May 2018 and includes aggregate revolving commitments of $1.75 billion, including a sub-limit of $100 million for same-day swing line advances and a sub-limit of $200 million for letters of credit. In addition, the revolving credit facility’s accordion feature allows us to increase the available borrowing capacity under the facility up to $2.00 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the revolving credit facility.  As of September 30, 2013, we had approximately $104.8 million of borrowings outstanding under our revolving credit facility. As of December 31, 2012, there were no borrowings outstanding.

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

The revolving credit facility agreement contains certain negative covenants that (i) limit our ability, as well as the ability of certain of our subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require us to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for us to maintain the EBITDA to interest expense ratio and allows for us to release all collateral securing the revolving credit facility if we reach investment grade status. The revolving credit facility agreement also requires us to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after we have released all collateral upon achieving investment grade status). We were in compliance with all covenants under the agreement at September 30, 2013 and December 31, 2012.

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

On August 14, 2013, we issued $400 million in aggregate principal amount of additional 5.875 percent senior notes due 2021 (the “Additional Notes”). The Additional Notes are additional to the $350 million of 2021 Notes initially issued on April 19, 2011 and are fully fungible with, rank equally with and form a single series with the 2021 Notes.  The Additional Notes were issued at a price of 101.5 percent of the principal amount plus accrued interest from April 15, 2013, resulting in net proceeds of $400.8 million, which was used for general partnership purposes, including funding working capital, repayment of indebtedness and funding our capital expenditure program.

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

We, as the parent company, have no independent assets or operations. Our operations are conducted by our subsidiaries through our primary operating company subsidiary, Access MLP Operating, L.L.C., our direct 100 percent owned subsidiary. Access MLP Operating, and each of our other direct and indirect 100 percent owned subsidiaries is a guarantor, other than ACMP Finance Corp., our indirect 100 percent owned subsidiary whose sole purpose is to act as co-issuer of any debt securities. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from our or its respective subsidiaries by dividend or loan. None of our assets or the assets of any guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

Equity Issuances

On August 2, 2013, we entered into an Equity Distribution Agreement under which we may offer and sell common units, in amounts, at prices and on terms to be determined by market conditions and other factors, having an aggregate market value of up to $300 million.  We are under no obligation to issue equity under the Equity Distribution Agreement.  We intend to use the proceeds from any sale of common units under the Equity Distribution Agreement for general partnership purposes. As of September 30, 2013, we had not issued any common units under the Equity Distribution Agreement.

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

For the Current Period, growth capital expenditures totaled $1,150.4 million and maintenance capital expenditures totaled $82.5 million.  Current Period capital expenditures included $536.0 million for our share of capital expenditures in entities accounted for as equity investments.  Our future capital expenditures may vary significantly from budgeted amounts and from period to period based on the investment opportunities that become available to us.

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

Distributions

	Declaration Date	Record Date	Distribution Date	Distribution Declared	Total Cash Distribution
2013					($ in thousands)
Third quarter	October 25, 2013	November 7, 2013	November 14, 2013	$0.5350	$113,910
Second quarter	July 24, 2013	August 7, 2013	August 14, 2013	0.4850	97,780
First quarter	April 24, 2013	May 8, 2013	May 15, 2013	0.4675	93,358

2012
Fourth quarter	January 25, 2013	February 6, 2013	February 13, 2013	$0.4500	$84,073
Third quarter	October 25, 2012	November 7, 2012	November 14, 2012	0.4350	67,081
Second quarter	July 27, 2012	August 7, 2012	August 14, 2012	0.4200	64,164
First quarter	April 27, 2012	May 8, 2012	May 15, 2012	0.4050	61,543

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

ITEM 4. Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2013.

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
4.1	Indenture, dated April 19, 2011, by and among the Partnership, Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.1	08/19/2013
4.2	First Supplemental Indenture, dated as of January 7, 2013, by and among the Partnership, Finance Corp, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-34831	4.2	08/19/2013
4.3	Form of 5.875% Senior Notes due 2021.	8-K	001-34831	4.3	08/19/2013
31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESS MIDSTREAM PARTNERS, L.P.
By: Access Midstream Partners GP, L.L.C., its general partner

Date:	October 30, 2013	By:	/s/ J. MIKE STICE
J. Mike Stice
Chief Executive Officer

Date:	October 30, 2013	By:	/s/ DAVID C. SHIELS
David C. Shiels
Chief Financial Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
4.1	Indenture, dated April 19, 2011, by and among the Partnership, Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.1	8/19/2013
4.2	First Supplemental Indenture, dated as of January 7, 2013, by and among the Partnership, Finance Corp, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-34831	4.2	8/19/2013
4.3	Form of 5.875% Senior Notes due 2021.	8-K	001-34831	4.3	8/19/2013
31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X