Form 10-K
period 2013-12-31
ACCESS MIDSTREAM PARTNERS LP
filed 2014-02-21
CIK 1483096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Large Accelerated Filer [X]   Accelerated Filer [  ]   Non-accelerated Filer [  ]   Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]    NO [X]

The aggregate market value of our common units held by non-affiliates on June 30, 2013 was approximately $5,133,723,566.

As of February 19, 2014, there were 189,131,773 common units outstanding.

ACCESS MIDSTREAM PARTNERS, L.P.

2013 ANNUAL REPORT ON FORM 10-K

Part I

ITEM 1.	Business

Unless the context otherwise requires, references in this report to the “Partnership,” “we,” “our,” “us” or like terms refer to Access Midstream Partners, L.P. (NYSE: ACMP) and its subsidiaries. The “GIP I Entities” refers to, collectively, GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P. and GIP-C Holding (CHK), L.P., the “GIP II Entities” refers to certain entities affiliated with Global Infrastructure Investors II, LLC, and “GIP” refers to the GIP I Entities and their affiliates and the GIP II Entities, collectively. “Williams” refers to The Williams Companies, Inc. (NYSE: WMB).

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

We provide our midstream services to Chesapeake Energy Corporation (“Chesapeake”); Total E&P USA, Inc. and Total Gas & Power North America, Inc., wholly owned subsidiaries of Total S.A. (“Total”); Mitsui & Co. (“Mitsui”); Anadarko Petroleum Corporation (“Anadarko”); Statoil ASA (“Statoil”) and other leading producers under long-term, fixed-fee contracts. We operate assets in the Barnett Shale region in north-central Texas; the Eagle Ford Shale region in South Texas; the Haynesville Shale region in northwest Louisiana; the Marcellus Shale region primarily in Pennsylvania and West Virginia; the Niobrara Shale region in eastern Wyoming; the Utica Shale region in eastern Ohio; and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware and Permian Basins.

Our gathering systems collect natural gas and NGLs from unconventional plays. We generate our revenues and fees through long-term, fixed-fee gas gathering, treating, compression and processing contracts, all of which limit our direct commodity price exposure. Our contracts provide us with extensive acreage dedications in our operating regions. These agreements generally contain the following terms:

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

•	minimum volume commitments in the Barnett Shale and Haynesville Shale regions which mitigate throughput volume variability; and
•	price escalators in certain of our operating regions that annually increase our gathering rates.

Information About Us

Our principal executive offices are located at 525 Central Park Drive, Oklahoma City, Oklahoma 73105, and our telephone number is (877) 413-1023. Our website is located at www.accessmidstream.com. We make available our periodic reports and other information filed with or furnished to the Securities and Exchange Commission (“SEC”), free of charge through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC.  From time to time, we also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent press releases.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the audit committee, compensation committee, conflicts committee and risk committee of our general partner’s board of directors are also available on our website. We will also provide, free of charge, a copy of any of our governance documents listed above upon written request to our general partner’s corporate secretary at our principal executive offices.

Our Assets and Areas of Operation

Niobrara
Mississippi Lime
Granite Wash/ Colony Wash
OKLAHOMA CITY
Wolfberry
Barnett
Haynesville
Delaware (Permian)
Eagle Ford
Utica
Marcellus
ACMP Liquids Area
ACMP Natural Gas Area
ACMP Operating State
Service Layer Credits: Sources: Esri, USGS, NOAA

The following table summarizes our average daily throughput for the year ended December 31, 2013 and assets as of December 31, 2013:

Region	Location (State(s))	Average Throughput (Bcf/d) (1)	Approximate Length of Pipeline (Miles)	Gas Compression (Horsepower)
Barnett Shale	TX	1.045	859	150,945
Eagle Ford Shale	TX	0.263	870	93,847
Haynesville Shale	LA	0.669	582	20,195
Marcellus Shale	PA, WV	1.019	823	136,090
Niobrara Shale	WY	0.015	132	15,665
Utica Shale	OH	0.107	265	63,505
Mid-Continent	TX, OK, KS, AR	0.581	2,805	108,735
Total		3.699	6,336	588,982
(1)	Throughput in all regions represents the net throughput allocated to the Partnership’s interest.

Barnett Shale Region

General. Our gathering systems in the Barnett Shale region are primarily located in Tarrant, Johnson and Dallas counties in Texas in the Core and Tier 1 areas of the Barnett Shale and consist of 28 interconnected gathering systems and 859 miles of pipeline. The Core and Tier 1 areas are characterized by thicker natural gas bearing geological zones, which results in higher initial production rates. Typically, natural gas produced in Core and Tier 1 areas is characterized as “lean” and needs little to no treatment to remove contaminants.

Our assets in the Barnett region have been designed and developed to accommodate their urban setting in and around the greater Dallas/Fort Worth, Texas metropolitan area. Average throughput on the Barnett Shale gathering systems for the year ended December 31, 2013, was 1.045 Bcf per day. We connect our gathering systems to receipt points that are either at the individual wellhead or at central receipt points into which production from multiple wells are gathered. Due to Chesapeake’s practice of drilling multiple wells on an individual drilling pad, a significant number of our receipt points in the Barnett Shale collect production from multiple producing wells. Our Barnett Shale system has pipeline diameters ranging from four-inch well connection lines to 24-inch major trunk lines and is connected to 95 compressor units providing a combined 150,945 horsepower of compression.

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

Eagle Ford Shale Region

General. Our gathering systems in the Eagle Ford Shale region are primarily located in Dimmit, La Salle, Frio, Zavala, McMullen and Webb counties in Texas and consist of 11 gathering systems and 870 miles of pipeline. Natural gas in the Eagle Ford formation is typically wet and requires processing to remove NGLs prior to delivery into the pipeline grid. Natural gas produced in the Eagle Ford formation typically needs to be treated to remove small to large amounts of carbon dioxide and hydrogen sulfide.

Average throughput for these assets for the year ended December 31, 2013, was 0.263 Bcf per day. We connect our gathering systems to central receipt points into which production from multiple wells is gathered. Chesapeake’s pad drilling concept is used extensively around the Eagle Ford gathering systems. Our Eagle Ford gathering systems have pipeline diameters ranging from four-inch well connection lines to a 16-inch major trunk line and contains 68 compressor units providing a combined 93,847 horsepower of compression.

Delivery points. Our Eagle Ford gathering systems’ primary delivery points are the following:

•	Enterprise – processes natural gas at Yoakum or other Enterprise plants and transports residue to Wharton residue header with connections to numerous interstate pipelines;
•	Camino Real – transports to Enterprise Products or Eagle Ford Gathering;
•	West Texas Gas– distributes natural gas to various industrial customers in the local region of South Texas;
•	Regency Gas Service – treats sour gas and redelivers to Enterprise Products;
•	Eagle Ford Gathering – processes natural gas at Houston Central plant and delivers residue to header with connections to numerous interstate pipelines; and
•	Enerfin – transports natural gas to Enterprise Products.

Haynesville Shale Region

Haynesville Shale natural gas production is characterized as “lean” and typically needs to be treated to remove small amounts of carbon dioxide and hydrogen sulfide.  The core areas of the Haynesville Shale are characterized by thicker natural gas bearing geological zones, which results in higher initial production rates.

Springridge Gathering System

General. Our Springridge gathering system in the Haynesville Shale region is primarily located in Caddo and DeSoto Parishes, Louisiana, in one of the core areas of the Haynesville Shale and consists of 274 miles of pipeline.

A portion of our assets in the Springridge gathering system have been designed and developed to accommodate the urban setting in and around the city of Shreveport, Louisiana. Average throughput on our Springridge gathering system for the year ended December 31, 2013, was 0.302 Bcf per day. Our Springridge gathering system has pipeline diameters ranging from four-inch well connection lines to a 24-inch major trunk line and is connected to 10 compressor units providing a combined 20,195 horsepower of compression.

Delivery Points. Our Springridge gathering system is connected to the following downstream transportation pipelines:

•

Enable Energy Gas Transmission – natural gas delivered into this 42-inch diameter pipeline can be received at the Carthage, Texas, and Perryville, Louisiana hubs, and is connected to numerous interstate pipelines;

•

ETC Tiger Pipeline – natural gas delivered into this 42-inch diameter pipeline can also be received at the Carthage and Perryville hubs. ETC Tiger Pipeline provides deliveries to seven interstate pipelines and one intrastate pipeline for ultimate delivery to the Midwest and Northeast; and

•

Texas Gas Transmission Pipeline – natural gas delivered into this pipeline can move to on-system markets in the Midwest and to off-system markets in the Northeast via interconnections with third-party pipelines or it can be received at the Carthage hub in East Texas.

Mansfield Gathering System

General. Our Mansfield gathering system in the Haynesville Shale region is primarily located in DeSoto and Sabine Parishes, Louisiana, in one of the core areas of the Haynesville Shale and, as of December 31, 2013, consists of 308 miles of pipeline.

Average throughput on our Mansfield gathering system for the year ended December 31, 2013, was 0.367 Bcf per day. Our Mansfield gathering system has pipeline diameters ranging from six-inch well connection lines to a 24-inch major trunk line and we connect our gathering system to central receipt points into which production from multiple wells is gathered and treated.

Delivery Points. Our Mansfield gathering system is connected to the following downstream transportation pipelines:

•	Enable Energy Gas Transmission – natural gas delivered into this 42-inch diameter pipeline can be received at the Carthage and Perryville hubs and is connected to numerous interstate pipelines;
•

Crosstex (LIG) – natural gas delivered into this pipeline can move to off-system markets in the East via interconnections with third party pipelines (Trunkline McNutt, ANR LeCompte, Tennessee Clearlake and Columbia Gulf);

•

ETC Tiger Pipeline – natural gas delivered into this 42-inch diameter pipeline can also be received at the Carthage and Perryville hubs. ETC Tiger Pipeline provides deliveries to seven interstate pipelines and one intrastate pipeline for ultimate delivery to the Midwest and Northeast;

•

Enterprise Acadian Pipeline – natural gas delivered into this pipeline can move to on-system markets in the Midwest and to off-system markets in the Northeast via interconnections with third-party pipelines; and

•	Gulf South Pipeline - natural gas delivered into this pipeline can move to on-system markets in the Midwest and to off-system markets in the Northeast via interconnections with third-party pipelines.

Marcellus Shale Region

General. Through our wholly owned subsidiary Appalachia Midstream Services, L.L.C. (“Appalachia Midstream”), we operate 100 percent of and own an approximate average 47 percent interest in 10 natural gas gathering systems that consist of approximately 823 miles of gathering pipeline in the Marcellus Shale region. The majority of our volumes in the region are gathered from northern Pennsylvania, southwestern Pennsylvania and the northwestern panhandle of West Virginia, in core areas of the Marcellus Shale. The core areas are characterized by thicker natural gas bearing geological zones which results in higher initial production rates. Marcellus Shale natural gas production can be characterized as “lean” dry gas or “rich” wet gas depending on its location. In general, the natural gas in the northern Marcellus Shale is lean and typically requires little to no treatment to remove contaminants. Southern Marcellus Shale natural gas is wet and typically requires treatment and processing to remove NGLs prior to delivery into the pipeline grid. Average gross throughput for the Marcellus Shale assets for the year ended December 31, 2013 was just over 2.212 Bcf per day (approximately 1.019 Bcf per day net to us). These gathering systems are connected to receipt points that are either at the individual wellhead or at central receipt points into which production from multiple wells are gathered.

Delivery Points. Our Marcellus gathering systems’ primary delivery points are the following:

•

Williams Partners L.P. – rich natural gas is delivered into a 16-inch pipeline and delivered to the Williams Partners Fort Beeler processing plant where the NGLs are extracted from the rich gas stream. The natural gas is then delivered into the TETCo interstate pipeline for ultimate delivery to the Northeast region of the U.S.;

•

Central New York Oil & Gas – natural gas delivered into this 30-inch diameter pipeline (South Lateral of Stagecoach Storage) can be delivered to Stagecoach Storage, Millennium Pipeline, or Tennessee Gas Pipeline’s Line 300. Together with Crestwood’s Marc I Pipeline, natural gas delivered into this pipeline can be transported bi-directionally approximately 75 miles between the Millennium Pipeline and Transco’s Leidy Line and all points between;

•	Columbia Gas Transmission – lean natural gas is delivered into two 36-inch interstate pipelines for ultimate delivery to the Mid-Atlantic and Northeast regions of the U.S.;
•

MarkWest Energy Partners, L.P. (“Markwest”) – rich natural gas is delivered into a MarkWest pipeline for delivery to the MarkWest Houston processing plant, where the NGLs are extracted from the rich gas stream. The natural gas is then delivered into the TCO and TETCo interstate pipelines for ultimate delivery to the Mid-Atlantic and Northeast regions of the U.S. The extracted NGLs are then delivered to the MarkWest fractionation plant in Houston, Pennsylvania;

•

NiSource Midstream – rich natural gas is delivered into a 20-inch diameter pipeline and delivered to the MarkWest Majorsville processing plant where the NGLs are extracted from the rich gas stream. The natural gas is then delivered into the TCO and TETCo interstate pipelines for ultimate delivery to the Mid-Atlantic and Northeast regions of the U.S. The extracted NGLs are then delivered to the MarkWest fractionation plant in Houston, Pennsylvania;

•

PVR – natural gas is delivered into the 24-inch diameter Wyoming pipeline and the Hirkey Compressor Station. The natural gas is then delivered into the Transco interstate pipeline with deliveries into major metropolitan areas in New York, New Jersey and Pennsylvania; and

•

Tennessee Gas Pipeline – natural gas delivered into this looped 30-inch diameter pipeline (TGP Line 300) at three different locations can be received in the Northeast at points along the 300 Line path and various interconnections with other pipelines in northern New Jersey, as well as an existing delivery point in White Plains, New York.

Niobrara Shale Region

General. We own a 50 percent operating interest in a joint venture that owns two natural gas gathering systems and has committed to build processing facilities in the Niobrara Shale region. Our gathering systems in the Niobrara Shale region are primarily located in Converse County, Wyoming and consist of two interconnected separate gathering systems and 132 miles of pipeline. This area is characterized by thicker natural gas bearing geological zones, which results in higher initial production rates. Typically, the natural gas produced in this basin is characterized as wet and requires treatment and processing to remove NGLs prior to delivery to the pipeline grid.

Average throughput in the Niobrara Shale region for the year ended December 31, 2013, was 0.015 Bcf per day. We connect our gathering systems to receipt points that are either at the individual wellhead or at central receipt points into which production from multiple wells are gathered. Our Niobrara gathering systems have pipeline diameters ranging from four-inch well connection lines to 16-inch major trunk lines and are connected to 13 compressor units providing a combined 15,665 horsepower of compression.

Delivery Points. Our Niobrara gathering systems are connected to the following downstream transportation pipelines:

•

Tallgrass/Douglas Pipeline – natural gas delivered into this pipeline is sent to the Tallgrass processing facility; after processing, natural gas is delivered to Cheyenne Hub, Rockies Express Pipeline, or Trailblazer Pipeline via Tallgrass Interstate Gas Transmission. NGLs go to the ConocoPhillips fractionation facility in Borger, Texas; and

•	Anadarko MIGC sale point – RKI has established an interconnect agreement with Anadarko for delivery of natural gas gathered to the MIGC transmission pipeline.

Utica Shale Region

General. We own a 66 percent operating interest in a joint venture that owns a wet gas gathering system, a 100 percent ownership interest in four lean gas gathering systems and a 49 percent non-operating interest in a joint venture that owns two processing trains and is currently constructing two additional processing trains, a fractionation facility, NGL storage capacity and other ancillary assets.  Typically, natural gas produced in the western and central portions of the Utica Shale is wet and requires processing to remove NGLs prior to delivery into the pipeline grid.  Natural gas produced in the eastern portions of the Utica Shale is generally lean and requires little to no treatment to remove contaminants.

Our gathering systems in the Utica Shale region are primarily located in northeast Ohio and consist of 265 miles of pipeline.  The systems connect to five compression facilities that provide a combined compression capacity of 63,505 horsepower.  Average throughput in the Utica Shale gathering region for the year ended December 31, 2013, was 0.107 Bcf per day.

Delivery Points. Our Utica gathering systems are connected to the following downstream transportation pipelines:

•

Dominion East Ohio (Blue Racer) – currently tied into TPL 7, an 18-inch wet gas gathering pipeline with access to Dominion Transmission, Inc. Hastings extraction facility, the Natrium extraction facility as well as UEO’s Kensington plant. Residue pipelines from all three facilities have access to Dominion Transmission and other major pipelines;

•	Dominion Transmission, Inc. – currently tied into TL 400 which provides access to major Northeast markets; and
•

Utica East Ohio Midstream (“UEO”) – currently tied into UEO 24-inch wet gathering spine with access to processing at the Kensington plants The UEO NGL gathering system delivers Y-grade NGLs from the processing plants to fractionation at Harrison Hub, which provides access to the downstream market via both rail and pipeline interconnects.

Mid-Continent Region

Our Mid-Continent gathering systems extend across portions of Oklahoma, Texas, Arkansas and Kansas. Included in the Mid-Continent region are three treating facilities located in Beckham and Grady Counties, Oklahoma, and Reeves County, Texas, that are designed to remove contaminants from the natural gas stream.

Anadarko Basin and Northwest Oklahoma

General. Our assets within the Anadarko Basin and Northwest Oklahoma are located in northwestern Oklahoma and the northeastern portion of the Texas Panhandle and consist of approximately 1,635 miles of pipeline. Our Anadarko Basin and Northwest Oklahoma region gathering systems had an average throughput for the year ended December 31, 2013 of 0.431 Bcf per day. These systems are connected to 74 compressor units providing a combined 77,220 horsepower of compression.

Within the Anadarko Basin and Northwest Oklahoma, we are primarily focused on servicing Chesapeake’s production from the Colony Granite Wash, Texas Panhandle Granite Wash and Mississippi Lime plays. Natural gas production from these areas of the Anadarko Basin and Northwest Oklahoma typically contains a significant amount of NGLs and requires processing prior to delivery to end-markets. In addition, Enbridge Energy Partners L.P. (“Enbridge”) operates an amine treater with sulfur removal capabilities at our Mayfield facility in Beckham County, Oklahoma. Our Mayfield gathering and treating system primarily gathers Deep Springer natural gas production and treats the natural gas to remove carbon dioxide and hydrogen sulfide to meet the quality specifications of downstream transportation pipelines.

Delivery Points. Our Anadarko Basin and Northwest Oklahoma gathering systems are connected to a significant majority of the major transportation pipelines transporting natural gas out of the region, including pipelines owned by Enbridge and Atlas Pipeline Partners L.P. (“Atlas Pipeline Partners”), as well as local market pipelines such as those owned by Enable Midstream Partners, LP (“Enable”). These pipelines provide access to Midwest and northeastern U.S. markets as well as intrastate markets.

Permian Basin

General. The Permian Basin assets are located in west Texas and consist of approximately 486 miles of pipeline across the Permian and Delaware basins. Average throughput on our Permian Basin gathering systems for the year ended December 31, 2013, was 0.082 Bcf per day. The gathering systems have pipeline diameters ranging from four inches to 16 inches and are connected to 18 compressor units providing a combined 15,780 horsepower of compression.

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

Other Mid-Continent Regions

Our other Mid-Continent region assets consist of gathering systems in the Ardmore Basin in Oklahoma, the Arkoma Basin in eastern Oklahoma and western Arkansas and the East Texas and Gulf Coast regions of Texas and our assets include approximately 684 miles of pipeline. These gathering systems are generally localized and gather specific production for re-delivery into established pipeline markets. Average throughput on these gathering systems for the year ended December 31, 2013, was 0.068 Bcf per day. The gathering systems have pipeline diameters ranging from four inches to 24 inches and are connected to 32 compressor units providing a combined 15,735 horsepower of compression.

General Trends

We continue to see a trend by our producer customers of shifting drilling activity from dry gas shale plays, such as those in the Barnett Shale and Haynesville Shale regions, to NGL-rich plays, such as the Eagle Ford region, Marcellus region, Niobrara region, Utica region and Mid-Continent region. We believe this trend is likely to continue for the foreseeable future. Our contractual protections of minimum volume commitments and rate redetermination work to support our financial performance in the Barnett Shale and Haynesville Shale relative to decreases in production.

The expansion of our services into the Eagle Ford, Niobrara and Utica Shale regions expanded our opportunity to serve producer customers in liquids-rich areas, including entering the business line of processing natural gas and fractionation to produce NGLs. We expect that continued construction activity in 2014 will generate significant increased gathering, processing and fractionation capacity.

The natural gas price environment has generally resulted in lower drilling activity in our dry gas shale plays, resulting in fewer new well connections in certain of the areas in which we operate. We have no control over this activity. In addition, commodity price movements will affect production rates and the level of capital invested by our producer customers in the exploration for and development of new natural gas reserves. Our opportunity to connect new wells to our systems is dependent on natural gas producers and shippers.

Competition

Given that substantially all of the natural gas gathered and transported through our gathering systems and processing facilities is owned by producer customers with whom we have long-term gathering contracts, we do not currently face significant competition for our natural gas volumes. In addition, Chesapeake and Total have dedicated all of the natural gas produced from their existing and future wells located on lands within our acreage dedication in the Barnett Shale region, and Chesapeake has made a similar dedication in our Haynesville Shale region, Eagle Ford Shale region, Niobrara Shale region and certain areas in the Utica Shale region. Chesapeake and other producers have provided long-term acreage dedications in the Marcellus Shale region, Mid-Continent region and certain of our Utica Shale regions.

We face competition for production drilled outside of our acreage dedications and in attracting third-party volumes to our systems. Additionally, to the extent we make acquisitions from third parties we could face incremental competition. Competition for natural gas volumes is primarily based on reputation, commercial terms, reliability, service levels, location, available capacity, capital expenditures and fuel efficiencies. We believe that our competitors in each region include:

•

Barnett Shale – Crestwood Midstream Partners LP, DFW Midstream Services LLC, Enbridge, Energy Transfer Partners, L.P. (“Energy Transfer Partners”), EnLink Midstream Partners, LP, EOG Resources Inc., Freedom Pipeline LLC, Peregrine Pipeline Company, LP, and XTO Energy Inc.;

•

Eagle Ford Shale –  Atlas Pipeline Partners, Anadarko Petroleum, DCP Midstream Partners LP (“DCP Midstream”), Energy Transfer Partners, Enterprise Products Partners L.P. (“Enterprise Products Partners”), Kinder Morgan Energy Partners LP (“Kinder Morgan”), Regency Energy Partners LP (“Regency Energy Partners”), Texstar Midstream Services LP, and West Texas Gas Inc. (“West Texas Gas”);

•

Haynesville Shale – Anadarko Petroleum, Atlas Pipeline Partners, Azure Midstream Holdings LLC (“Azure”), Crosstex, Enable, Enerfin Resources Company (“Enerfin”), Enterprise Products Partners, Kinderhawk Field Services LLC, Kinder Morgan and Energy Transfer Partners;

•

Marcellus Shale – Chief Oil & Gas LLC, Cone Gathering, LLC, Columbia Pipeline Group, Crestwood Midstream Partners LP, EQT Midstream Partners, LP, MarkWest, PVR Partners, L.P., Rex Energy Corporation, Rice Energy Inc., Talisman Energy Inc. (“Talisman Energy”), Vista Gathering, LLC and Williams Partners L.P.;

•	Niobrara Shale – DCP Midstream and Tallgrass Energy Partners, LP (“Tallgrass”);
•	Utica Shale –Blue Racer Midstream LLC (“Blue Racer”), MarkWest, Pennant Midstream, LLC, PVR Partners, L.P. and Regency Energy Partners; and
•	Mid-Continent –Atlas Pipeline Partners, Caballo Energy, LLC, DCP Midstream, Enable, Enbridge and Sem Gas LP.

Employees

At every level of our operations, our employees are critical to our success and committed to operational excellence. Our senior management team has extensive experience building, acquiring and managing midstream and other assets. Their focus is on optimizing our business and expanding operations. At an operations level, our supervisory and field personnel are empowered with the training, tools and confidence required to succeed in their jobs.

The officers of our general partner manage our operations and activities. As of December 31, 2013, our general partner employed approximately 1,411 people who operate our business. None of these employees are covered by collective bargaining agreements and our general partner considers its employee relations to be good.

Safety and Maintenance

We are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) of the Department of Transportation (“DOT”) pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended, (“NGPSA”) and the Pipeline Safety Improvement Act of 2002 (“PSIA”) which was reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, and reauthorized through 2015 by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“PSRC”). The NGPSA regulates safety requirements in the design, construction, operation and maintenance of natural gas and hazardous liquids pipeline facilities, while the PSIA and its reauthorizations establish mandatory integrity inspections for all U.S. oil and natural gas transmission pipelines (and, going forward, possibly gathering lines) in defined “high-consequence areas,” such as high population areas, areas unusually sensitive to environmental damage and commercially navigable waterways. In addition to reauthorizing the PSIA through 2015, the PSRC expanded DOT’s authority under the PSIA and requires DOT to evaluate whether integrity management programs should be expanded beyond high-consequence areas, authorizes DOT to study whether or not to promulgate regulations requiring the use of automatic and remote-controlled shut-off valves for new or replaced pipelines. The PSRC also requires transportation-related onshore facilities to comply with recordkeeping and inspection requirements under the Clean Water Act and, beginning two years after enactment, requires pipelines to consider seismicity in their assessments of pipeline integrity. PHMSA adopted new rules pursuant to the PSRC increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations after January 3, 2012 to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations.

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

In addition, we are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the Environmental Protection Agency (“EPA”) community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that such information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above the specified thresholds or any process which involves flammable liquid or natural gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling points without the benefit of chilling or refrigeration are exempt. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. We believe that we are in material compliance with all applicable laws and regulations relating to worker health and safety.

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

Our natural gas gathering operations are subject to ratable take and common purchaser statutes in most of the states in which we operate. These statutes generally require our gathering pipelines to take natural gas without undue discrimination as to source of supply or producer. These statutes are designed to prohibit discrimination in favor of one producer over another producer or one source of supply over another source of supply. The regulations under these statutes can have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas. The states in which we operate have adopted a complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to gathering access and rate discrimination.  We cannot predict whether such a complaint will be filed against us in the future.  Failure to comply with state regulations can result in the imposition of administrative, civil and criminal remedies.  To date, there has been no adverse effect to our systems due to these regulations.

The Energy Policy Act of 2005 amended the NGA and NGPA to prohibit fraud and manipulation in natural gas markets. FERC subsequently issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud.  FERC’s anti-manipulation rules apply to intrastate sales and gathering activities that have a “nexus” to FERC-jurisdictional transactions. FERC is authorized to impose civil penalties of up to $1.0 million per day per violation and grant other relief, such as ordering refunds, or revoking operating authority.

Under the Commodity Exchange Act, the CFTC is directed to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Act, the CFTC has adopted anti-market manipulation regulations that prohibit, among other things, fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to assess fines of up to the greater of $1,000,000 and triple the monetary gain for violations of its anti-market manipulation regulations.

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

Air Emissions

Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our compressor stations, and also impose various monitoring and reporting requirements. For example, the Texas Commission on Environmental Quality (“TCEQ”) has adopted rules governing emissions of regulated pollutants from oil and natural gas facilities and continues to evaluate existing air regulations and proposed revisions to existing regulations as well as seek to promulgate new regulations that meet or exceed federal requirements. Such revised or new rules would establish new limits on emissions from some of our facilities as well as require implementation of best practices and/or technology and new monitoring and record keeping requirements. In addition, on August 16, 2012, the EPA published revisions to existing the existing oil and gas New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) as well as created a new NSPS (Subpart OOOO) for oil and gas production, transmission and distribution facilities. NSPS Subpart OOOO established new standards for equipment leaks, natural gas processing plants, storage vessels, gas sweetening units, compressors and pneumatic devices. These new rules also include additional requirements for our upstream customers who operate hydraulically-fractured natural gas wells particularly commencing in 2015.  The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response to some of these challenges, on April 12, 2013, the EPA published a proposed amendment extending compliance dates for certain storage vessels. The final amendment was finalized on August 2, 2013, and published in the Federal Register on September 23, 2013.  This rule could require modifications to our operations or increase our capital and operating costs without being offset by increased product capture. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

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

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state or local agency. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition, results of operations or cash flows.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used by our customers to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and a small percentage of chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is regulated by state agencies, typically the state’s oil and gas commission. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing.  On May 24, 2013, the federal Bureau of Land Management published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian lands that replaces a prior draft rule issued by the agency in May 2012. The revised proposed rule would continue to require public disclosure of chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface, which could impact our customers’ operations. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for our customers to perform fracturing to stimulate production from tight formations. Restrictions on hydraulic fracturing could also reduce the volume of natural gas that our customers produce, and could thereby adversely affect our revenues and results of operations. For further discussion, see “Risk Factors—Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas production by our customers, which could adversely impact our revenues.”

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

Historically, we have provided substantially all of our natural gas gathering, treating and compression services to Chesapeake and its working interest partners. For the year ended December 31, 2013, Chesapeake accounted for approximately 74 percent of the natural gas volumes on our gathering systems and 84 percent of our revenues.

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

Our ability to increase the throughput on our gathering systems and at our processing facilities will be substantially dependent on receiving increased volumes from producers. Other than the scheduled increases in the minimum volume commitments provided for in our gas gathering agreements with certain producers in certain geographic areas, our customers are not obligated to provide additional volumes to our systems, and they may determine in the future that drilling activities in areas outside of our current areas of operation are strategically more attractive to them. For example, Chesapeake previously announced its intention to increase operations in NGL-rich areas and, in response to historically low natural gas prices, announced that it was reducing dry gas drilling, completions, production and leasehold expenditures wherever feasible, including by operating fewer drilling rigs in the Barnett Shale and Haynesville Shale regions. A reduction in the natural gas volumes supplied by Chesapeake, Total or other producers could result in reduced throughput on our gathering systems and adversely impact our ability to grow our operations and increase cash distributions to our unitholders.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.

We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution on each of our outstanding common units and two percent general partner interest. The amount of cash we can distribute principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

The amount of cash available for distribution will also be reduced by the amount we reimburse our general partner and its affiliates for all expenses they incur on our behalf. Under our partnership agreement, our general partner determines in good faith the amount of these expenses.

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

The volumes that support our business are dependent on the level of production from natural gas and NGL wells connected to our gathering systems and processing facilities, the production from which may be less than we expect and will naturally decline over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our gathering systems and processing facilities, we must obtain new sources of natural gas and NGLs. The primary factors affecting our ability to obtain non-dedicated sources of natural gas and NGLs include (i) the level of successful drilling activity near our systems and (ii) our ability to compete for volumes from successful new wells.

We have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our gathering systems and processing facilities or the rate at which production from a well declines. In addition, we have no control over producers and their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, prevailing and projected energy prices, demand for hydrocarbons, relative pricing of oil, NGLs and natural gas, levels of reserves, geological considerations, environmental or other governmental regulations, the availability of drilling permits, the availability of drilling rigs, and other production and development costs.

Fluctuations in energy prices can also greatly affect the development of new oil and natural gas reserves. In general terms, the prices of natural gas, NGLs, oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include worldwide economic conditions; worldwide political conditions, such as the recent instability in Africa and the Middle East; weather conditions and seasonal trends; the levels of domestic production and consumer demand; the availability of imported liquefied natural gas (“LNG”); the potential for export of LNG; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional pricing differentials; the price and availability of alternative fuels; the effect of energy conservation measures; the nature and extent of governmental regulation and taxation; and the anticipated future prices of natural gas, LNG and other commodities. Declines in the prices of natural gas, NGLs or oil could have a negative impact on exploration, development and production activity and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our gathering, treating and processing assets. Because of these factors, even if new natural gas and oil reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. If reductions in drilling activity result in our inability to maintain levels of throughput, it could reduce our revenue and impair our ability to make cash distributions to our unitholders.

In addition, it may be more difficult to maintain or increase the current volumes on our gathering systems and processing facilities in unconventional resource plays, as the basins in those plays generally have higher initial production rates and steeper production decline curves than wells in more conventional basins. Accordingly, volumes on our gathering systems and processing facilities serving unconventional resource plays may need to be replaced at a faster rate to maintain or grow the current volumes than may be the case in other regions of production. In addition to significant capital expenditures to support growth, the steeper production decline curves associated with unconventional resource plays may require us to estimate higher maintenance capital expenditures over time, which will reduce our cash available for distribution from operating surplus.

If one of our gas gathering or processing agreements were to be terminated by a customer as a result of our failure to perform certain obligations under the agreement, and we were unable to secure comparable alternative arrangements, our financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders would be adversely affected.

Our gas gathering and processing agreements are terminable if we fail to perform any of our material obligations and fail to correct such non-performance within specified periods, although under certain of our gas gathering agreements if our failure to perform relates to only one or more facilities or gathering systems, such agreement is terminable only as to such facilities or gathering systems. Additionally, if a gas gathering agreement is terminated as to only a particular Barnett Shale gathering system, the minimum volume commitments may be reduced for natural gas volumes that would have been gathered on the terminated gathering system. After the termination of a gas gathering or processing agreement, a customer might not continue to contract with us to provide gathering or processing services, the terms of any renegotiated agreements may not be as favorable as our existing agreements, and we may not be able to enter into comparable alternative arrangements with third parties. To the extent a customer terminates a gas gathering or processing agreement or there is a reduction in our minimum volume commitments, our financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders may be adversely affected.

Certain of the provisions contained in our gas gathering and processing agreements may not operate as intended, including the volumetric-based cap associated with fuel and lost and unaccounted for gas, which could subject us to direct commodity price risk and adversely affect our financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders.

Our gas gathering and processing agreements contain provisions relating to, among other items, periodic fee redeterminations, the cost of service mechanism, changes in laws affecting our operations and fuel and lost and unaccounted for gas. These and other provisions of our gas gathering and processing agreements might not operate as intended.

The fee redetermination, cost of service mechanism and other provisions of our gas gathering and processing agreements are intended to support the stability of our cash flows and were designed with the goal of supporting a return on our invested capital, which is not equivalent to ensuring that our business will generate a particular amount of cash flow. Our fee redetermination and cost of service provisions do not take into consideration all expenses and other variables, including certain operating expenditures, that affect our return on invested capital. In addition, our gathering rates may be adjusted upward or downward following a fee redetermination or cost of service calculation, subject to specified caps in certain cases. The change in law provisions contained in our gas gathering and processing agreements are designed to provide for our reimbursement by customers of certain taxes, fees, assessments and other charges that we may incur as a result of changes in law. These change in law provisions may not cover all legal or regulatory changes that could have an adverse economic impact on our operations. We have also agreed with our customers on caps on fuel and lost and unaccounted for gas on certain of our systems. If we exceed a permitted cap in any covered period, we may incur significant expenses to replace the natural gas used as fuel and lost or unaccounted for in excess of such cap based on then current natural gas prices. Accordingly, this replacement obligation would subject us to direct commodity price risk.

If these or other provisions of our gas gathering and processing agreements do not operate as intended, our financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders could be adversely affected.

We do not obtain independent evaluations of natural gas and NGL reserves connected to our gathering systems and processing facilities; therefore, in the future, volumes of natural gas and NGLs on our systems or facilities could be less than we currently anticipate.

We do not obtain independent evaluations of natural gas and NGL reserves connected to our systems and processing facilities. Accordingly, we do not have independent estimates of total reserves dedicated to our systems or the anticipated life of such reserves. Notwithstanding the contractual protections in certain of our gas gathering agreements, including minimum volume commitments in our Barnett Shale and Haynesville Shale regions and fee redetermination and cost of service provisions, if the total reserves or estimated life of the reserves connected to our gathering systems or processing facilities are less than we anticipate and we are unable to secure additional sources of natural gas and NGLs, it could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

If we fail to make a required capital contribution under the applicable governing provisions of our joint venture arrangements, we could be deemed to be in default under the joint venture agreement. Under our joint venture arrangements in the Utica Shale and certain of our Mid-Continent regions, our joint venture partners could be permitted to fund any deficiency resulting from our failure to make such capital contribution, which would result in a dilution of our ownership interest, or could have the option to purchase all of our existing interest in the joint venture, which could have an adverse effect on our results of operations and ability to make or increase cash distributions to our unitholders.

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

Our partnership agreement requires us to deduct estimated, rather than actual, maintenance capital expenditures from operating surplus. The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by our conflicts committee at least once a year. In years when our estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to unitholders will be lower than if actual maintenance capital expenditures were deducted from operating surplus. If we underestimate the appropriate level of estimated maintenance capital expenditures, we may have less cash available for distribution in future periods when actual capital expenditures begin to exceed our previous estimates. Over time, if we do not set aside sufficient cash reserves or have available sufficient sources of financing and make sufficient expenditures to maintain our asset base, we will be unable to pay distributions at the anticipated level and could be required to reduce our distributions.

We conduct certain operations through joint ventures that may limit our operational flexibility.

Our operations in the Marcellus Shale region (through Appalachia Midstream), Niobrara Shale region, Utica Shale region and certain of the Mid-Continent region are conducted through joint venture arrangements, and we may enter additional joint ventures in the future. In a joint venture arrangement, we have less operational flexibility, as actions must be taken in accordance with the applicable governing provisions of the joint venture. In certain cases:

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

In addition, our joint venture participants may have obligations that are important to the success of the joint venture, such as the obligation to pay substantial carried costs pertaining to the joint venture and to pay their share of capital and other costs of the joint venture. The performance and ability of the third parties to satisfy their obligations under joint venture arrangements is outside our control. If these parties do not satisfy their obligations under these arrangements, our business may be adversely affected. Our joint venture partners may be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives, and disputes between us and our joint venture partners may result in delays, litigation or operational impasses. The risks described above or the failure to continue our joint ventures or to resolve disagreements with our joint venture partners could adversely affect our ability to conduct our Marcellus, Niobrara, Utica and certain of our Mid-Continent Shale operations or any other business that is the subject of a joint venture, which could in turn negatively affect our financial condition and results of operations.

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

Compression of our customers’ natural gas is a key component of the services we provide and our largest operating expense. Given that wells produce at progressively lower field pressures as the underlying resources are depleted, field compression is required to maintain sufficient pressure across our gathering systems. We receive substantially all of the compression capacity for our existing gathering systems from MidCon Compression, L.L.C. (“MidCon Compression”), a wholly owned subsidiary of Chesapeake, under long-term contracts pursuant to which we have agreed to pay specified monthly rates under a fixed-fee structure subject to an annual escalation provision. In some of our operating areas we have granted MidCon Compression the exclusive right to provide compression equipment to us through periods ending, depending on the particular region, from 2016 to 2018. Thereafter, we have the right to continue receiving such equipment in these areas at market rates to be agreed upon by the parties or to receive compression equipment from third parties. If market rates for compression are less than the specified monthly rates under our compression agreements, then the rates we pay for compression under the agreements to MidCon Compression may be higher than the rates we could obtain from a third party. In addition, if MidCon Compression were to default on its obligations under the terms of our agreements, we may not be able to replace such compression capacity in a timely manner or otherwise on terms consistent with our agreements with MidCon Compression or at all. This could result in our failure to meet our contractual obligations to our customers, which could expose us to damages, reduce revenues and have a material adverse effect on our financial condition, results of operation and cash.

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

Our current leverage and future level of indebtedness could have important consequences to us, including the following:

•

our ability to obtain additional financing, if necessary, for working capital, capital expenditures (including required drilling pad connections and well connections pursuant to certain of our gas gathering agreements, acquisitions and expenditures as required by certain of our joint venture agreements) or other purposes may be impaired or such financing may not be available on favorable terms;

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

The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.

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

An increasing percentage of our customers’ oil and gas production is being developed from unconventional sources, such as deep gas shales. These reservoirs require hydraulic fracturing completion processes to release the gas from the rock so it can flow through casing to the surface. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate oil and gas production. A number of federal agencies, including the EPA and the U.S. Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with shale development, including hydraulic fracturing.  On August 16, 2012, the EPA published final regulations under the federal Clean Air Act, as amended (the “CAA”) that established new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. On September 23, 2013, the EPA published an amendment extending compliance dates for certain storage vessels. This rule could require modifications to our operations or increase our capital and operating costs without being offset by increased product capture. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty. On May 24, 2013, the federal Bureau of Land Management published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian lands that replaces a prior draft rule issued by the agency in May 2012. The revised proposed rule would continue to require public disclosure of chemicals used in hydraulic fracturing on federal and Indian lands, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface, which could impact our customers’ operations.

The EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program and has begun the process of drafting guidance documents related to this assertion of regulatory authority. In addition, some states and municipalities have adopted, and other states and municipalities are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations.  Some states and municipalities are also considering adopting other laws and regulations that could restrict hydraulic fracturing operations or ban them altogether. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of natural gas that move through our gathering systems or processing facilities which would materially adversely affect our revenues and results of operations.

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

If our assets became subject to regulation by FERC or regulations of state and local agencies were to change, or if we fail to comply with market behavior rules, our financial condition, results of operations and cash flows could be materially and adversely affected.

Natural gas gathering and intrastate transportation facilities are exempt from the jurisdiction of FERC under the NGA.  Although FERC has not made any formal determinations respecting any of our facilities, we believe that our natural gas pipelines and related facilities are engaged in exempt gathering and intrastate transportation and, therefore, are not subject to FERC jurisdiction.  The distinction between FERC-regulated transmission facilities and federally unregulated gathering and intrastate transportation facilities is a fact-based determination made by FERC on a case by case basis, which has been subject to extensive litigation and interpretation.  The classification and regulation of our gathering and intrastate transportation facilities are subject to future determinations by FERC, the courts or Congress. If an individual facility and/or services provided by it were determined  not to be exempt from FERC regulation, the rates for, and terms and conditions of services provided by such facility could be changed, resulting in decreased revenues, increased operating costs, and depending upon the facility in question, the changes could adversely affect our results of operations and cash flows.  In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or the Natural Gas Policy Act, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the cost-based rate established by FERC.

Moreover, FERC regulation affects our gathering and compression business generally.  FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, market manipulation, ratemaking, capacity release and market transparency and market center promotion, directly and indirectly affect our gathering business.  The CFTC also enforces rules prohibiting market manipulation.  If we fail to comply with anti-market manipulation of rules of FERC or the CFTC, we could be subject to significant fines and penalties.

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

If PHMSA revises its requirements to include additional pipelines in the integrity management program, the inclusion of our pipelines could have a material adverse effect on our operations and cash flows.

The DOT, through PHMSA, has adopted and enforces safety standards and procedures applicable to our pipelines.  PHMSA requires integrity inspections for all U.S. oil and natural gas  transmission pipelines in defined “high-consequence areas,”  While our pipelines are currently exempt from such integrity management requirements, PHMSA is considering whether to revise the integrity management requirements to include additional pipelines in the integrity management program, which could have a material adverse effect on our operations and cash flows to the extent our pipelines are included in such a program.

Terrorist or cyber-attacks and threats, escalation of military activity in response to these attacks or acts of war could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks and threats, cyber-attacks, escalation of military activity or acts of war may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business.  Future terrorist or cyber-attacks, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions may significantly affect our operations and those of our customers.  Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States.  We do not maintain specialized insurance for possible liability resulting from a cyber-attack on our assets that may shut down all or part of our business.  Disruption or significant increases in energy prices could result in government-imposed price controls.  It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Risks Inherent in an Investment in Us

The GIP II Entities and Williams, through their joint ownership of Access Midstream Ventures, L.L.C. (“Access Midstream Ventures”), indirectly own and control our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including the GIP II Entities, Williams and Access Midstream Ventures, have conflicts of interest with us and limited fiduciary duties, and they may favor their own interests to the detriment of us and our common unitholders.

Access Midstream Ventures, which is owned and controlled by the GIP II Entities and Williams, owns and controls our general partner and appoints all of the officers and directors of our general partner, some of whom are also officers and directors of the GIP II Entities and/or Williams and Access Midstream Ventures. Although our general partner has a fiduciary duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to its owner, Access Midstream Ventures. Conflicts of interest will arise between the GIP II Entities, Williams, Access Midstream Ventures and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of the GIP II Entities, Williams and/or Access Midstream Ventures over our interests and the interests of our common unitholders. These conflicts include the following situations, among others:

•

Neither our partnership agreement nor any other agreement requires the GIP II Entities, Williams or Access Midstream Ventures to pursue a business strategy that favors us. For example, Williams is not a party to any agreement that prohibits it from competing against us in our gas gathering and processing operations and for gathering, processing and acquisition opportunities. It is possible that Williams could preclude us from pursuing opportunities in which Williams has a competitive interest.

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

•

Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner.
•	Our general partner determines which costs incurred by it are reimbursable by us.
•	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions.
•

Our partnership agreement permits us to classify up to $120 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of its general partner interest or the incentive distribution rights.

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

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units.

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

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•

provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the determination or the decision to take or decline to take such action was in the best interests of our partnership, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as such decisions are made in good faith;
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

In connection with a situation involving a transaction with an affiliate or a conflict of interest, our partnership agreement provides that any determination by our general partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in subclauses (c) and (d) above, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of its board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48 percent) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner consists of 13 members, four of whom are independent. Access Midstream Ventures, which is owned and controlled by the GIP II Entities and Williams, is the sole member of our general partner and has the right to appoint our general partner’s entire board of directors, including our four independent directors. If the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Even if holders of our common units are dissatisfied, they cannot remove our general partner currently without the consent of the GIP II Entities and Williams.

Our unitholders are currently unable to remove our general partner because our general partner and its affiliates own sufficient units to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding limited partner interests, voting together as a single class, is required to remove our general partner. As of February 19, 2014, the GIP II Entities and Williams together own an aggregate of 54.9 percent of our outstanding limited partner interests.

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

Our general partner is indirectly jointly owned and controlled by the GIP II Entities and Williams. As a result, there is a possibility of deadlocks occurring with respect to important governance or other business decisions affecting us to be made by our general partner, which could adversely affect our business.

Our general partner has sole responsibility for conducting our business and for managing our operations and is controlled by its sole member, Access Midstream Ventures. As of February 19, 2014, the GIP II Entities and Williams each directly own a 50 percent membership interest in, and jointly control, Access Midstream Ventures. Access Midstream Ventures has the right to appoint our general partner’s entire board of directors, including our independent directors. We expect that conflicts may arise in the future between the GIP II Entities, on the one hand, and Williams, on the other hand, with regard to our governance, business and operations. Important governance or other business decisions could be delayed as a result of a deadlock between the GIP II Entities and Williams, which could adversely affect our business.

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

As of February 19, 2014, the GIP II Entities and Williams together hold an aggregate of approximately 98.1 million common units and approximately 12.6 million Class B units. After the record date for the distribution on common units for the fiscal quarter ending December 31, 2014, each Class B unit will become convertible into a common unit on a one-for-one basis at the option of either us or the holder thereof. Additionally, we have agreed to provide the GIP II Entities and Williams with certain registration rights with respect to their units. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a call right that may require you to sell your units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80 percent of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return or a negative return on your investment. You may also incur a tax liability upon a sale of your units. As of February 19, 2014, the GIP II Entities and Williams together own approximately 51.9 percent of our outstanding common units (exclusive of Class B units). At the end of the conversion period for the Class B units, assuming no additional issuances of common units (other than upon the conversion of the Class B units) or other events that affect any of the GIP II Entities’ and Williams’ ownership, the GIP II Entities and Williams will own an aggregate of approximately 54.9 percent of our outstanding common units.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, our cash available for distribution to you would be substantially reduced.

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

A unitholder whose units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to effect a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50 percent threshold has been met, multiple sales of the same unit will be counted only once. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year. Our termination could also result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

As a result of investing in our common units, you may become subject to state, local and non-U.S. taxes and return filing requirements in jurisdictions where we operate or own or acquire property.

In addition to federal income taxes, you will likely be subject to other taxes, including non-U.S., state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file non-U.S., state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We own assets and conduct business in Arkansas, Kansas, Louisiana, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia and Wyoming. Each of these states, other than Texas, currently imposes a personal income tax on individuals. Most of these states also impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all U.S. federal, non-U.S., state and local tax returns.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Substantially all of our pipelines, which are located in Arkansas, Kansas, Louisiana, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia, and Wyoming are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights of way have been obtained may be subject to prior liens that have not been subordinated to the right of way grants. We have obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways. In some cases, properties on which our pipelines were built were purchased.

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

Our executive offices are located in two office buildings located at 525 Central Park Drive, Oklahoma City, Oklahoma, under a lease that expires December 31, 2022, with annual renewal options. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional office space will be available on commercially reasonable terms as needed.

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

Market Information

Our common units are listed on the NYSE under the symbol “ACMP.” The following table sets forth the high and low sales prices of the common units as well as the amount of cash distributions declared and paid on the common units during each quarter over the last two fiscal years.

	Common Units
	High	Low	Distribution per common unit
Year ended December 31, 2013
Fourth Quarter	$57.48	$46.66	$0.5550
Third Quarter	49.29	44.75	0.5350
Second Quarter	48.74	38.00	0.4850
First Quarter	41.68	33.76	0.4675
Year ended December 31, 2012
Fourth Quarter	$37.57	$30.10	$0.4500
Third Quarter	33.65	26.46	0.4350
Second Quarter	29.90	22.50	0.4200
First Quarter	31.19	27.59	0.4050

The last reported sale price of our common units on the NYSE on February 19, 2014 was $56.91. As of February 19, 2014, there were approximately 40 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record. We have also issued 12,553,322 Class B units and ownership interests in the general partner, for which there is no established public trading market. All of the Class B units and general partner interests are held by affiliates of our general partner. Class B units are entitled to paid-in-kind distributions.

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

Conversion of Subordinated Units

Upon payment of the cash distribution for the second quarter of 2013, the subordination period with respect to our 69,076,122 subordinated units expired and all outstanding subordinated units converted into common units on a one-for-one basis on August 15, 2013.  Prior to the conversion date, the subordinated units were not entitled to receive any distributions until the common units received the minimum quarterly distribution of $0.3375 per common unit plus any arrearages from prior quarters. The conversion did not impact the total number of our outstanding units representing limited partner interests.

Class B Units

The Class B units are not entitled to cash distributions. Instead, prior to conversion into common units, the Class B units receive quarterly distributions of additional paid-in-kind Class B units. The amount of each quarterly distribution per Class B unit is the quotient of the quarterly distribution paid to our common units by the volume-weighted average price of the common units for the 30-day period prior to the declaration of the quarterly distribution to common units. Effective on the business day after the record date for the distribution on common units for the fiscal quarter ending December 31, 2014, each Class B unit will become convertible at the election of either us or the holder of such Class B unit into a common unit on a one-for-one basis. In the event of our liquidation, the holder of Class B units will be entitled to receive out of our assets available for distribution to the partners the positive balance in each such holder’s capital account in respect of such Class B units, determined after allocating our net income or net loss among the partners. All Class B units are held indirectly by affiliates of our general partner.

Class C Units

Under our partnership agreement, the Class C units became convertible into common units on a one-for-one basis at the election of either us or the holders of the Class C units on February 10, 2014 (the first business day following the record date for the Partnership’s 2013 fourth quarter cash distribution).  After February 10, 2014, we received notice from certain of the GIP II Entities and Williams, as holders of the Class C units, of their election to convert all of the Class C units.  All of the outstanding Class C units were converted into common units on a one-for-one basis effective February 19, 2014.  The common units resulting from this conversion will participate pro rata with the other common units in quarterly distributions.  The conversion did not impact the total number of our outstanding units representing limited partner interests.

General Partner Interest and Incentive Distribution Rights

Our general partner is entitled to two percent of all quarterly distributions that we make after inception and prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its two percent general partner interest. Our general partner’s initial two percent interest in our distributions may be reduced if we issue additional limited partner units in the future (other than the issuance of common units upon conversion of outstanding Class B units or the issuance of common units upon a reset of the incentive distribution rights) and our general partner does not contribute a proportionate amount of capital to us to maintain its two percent general partner interest.

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

Unregistered Securities

On December 20, 2012, we sold (i) 5,929,025 Class B Units to each of Williams and the GIP II Entities and (ii) 5,599,634 Class C Units to each of Williams and the GIP II Entities, in each case pursuant to that certain Subscription Agreement described and included in our Current Report on Form 8-K filed December 12, 2012. We received aggregate proceeds of approximately $700.0 million in exchange for the sale of the Class B Units and the Class C Units, inclusive of the capital contribution made by the general partner to maintain its two percent interest in us.

In connection with public offerings of our common units in March 2013 and December 2012, the general partner made additional capital contributions to us of $8.4 million and $12.1 million, respectively, to maintain its two percent interest in us. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On August 15, 2013, all of our existing subordinated units were converted into common units on a one-for-one basis.  On February 19, 2014, all of our existing Class C units were converted into common units on a one-for-one basis.

In connection with public offerings under the our Equity Distribution Agreement during the fourth quarter of 2013, our general partner made additional capital contributions to us of $1.0 million on February 14, 2014 to maintain its two percent interest in us. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the fiscal year ended December 31, 2013, we did not sell or issue any other equity securities without the registration of these securities under the Securities Act of 1933, as amended, in reliance on exemptions from such registration requirements, that have not been previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

						Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Three Months Ended December 31, 2009	Nine Months Ended September 30, 2009
	($ in thousands)
Statement of Operations Data:
Revenues(1)	$1,073,222	$608,447	$565,929	$459,153	$107,377	$358,921
Operating expenses	338,716	197,639	176,851	133,293	31,874	146,604
Depreciation and amortization expense	296,179	165,517	136,169	88,601	20,699	65,477
General and administrative expense	104,332	67,579	40,380	31,992	2,854	22,782
Impairment of property, plant and equipment and other assets(2)	—	—	—	—	—	90,207
Other operating (income) expense(3)	2,092	(766)	739	285	34	44,566
Total operating expenses	741,319	429,969	354,139	254,171	55,461	369,636
Operating income (loss)	331,903	178,478	211,790	204,982	51,916	(10,715)
Income from unconsolidated affiliates	130,420	67,542	433	—	—	—
Interest expense	(116,778)	(64,739)	(14,884)	(7,426)	(619)	(347)
Other income	827	320	287	102	34	29
Income (loss) before income taxes	346,372	181,601	197,626	197,658	51,331	(11,033)
Income tax expense(4)	5,223	3,214	3,289	2,431	639	6,341
Net income (loss)	341,149	178,387	194,337	195,227	50,692	(17,374)
Net income (loss) attributable to noncontrolling interests	5,124	(68)	—	—	—	—
Net income (loss) attributable to Access Midstream Partners, L.P.	$336,025	$178,455	$194,337	$195,227	$50,692	$(17,374)
Net income per common unit – basic and diluted(5)	$1.01	1.11	1.37	0.78	n/a	n/a
Net income per subordinated unit – basic and diluted(5)	0.93	1.14	1.37	0.78	n/a	n/a
Distribution per unit	2.04	1.71	1.48	0.55	n/a	n/a
Balance Sheet Data (at period end):
Net property, plant and equipment	$5,290,800	$4,632,048	$2,527,924	$2,226,909	$1,776,415	$2,870,547
Total assets	7,917,446	6,561,100	3,683,238	2,545,916	1,958,675	3,232,840
Total debt	3,253,664	2,500,000	1,062,900	249,100	44,100	12,173
Total partners’ capital	4,352,790	3,796,506	2,473,145	2,194,568	1,793,627	2,996,403
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$563,962	$318,130	$399,016	$317,091	$14,730	$100,748
Investing activities	(1,556,418)	(2,685,965)	(1,017,104)	(711,480)	(46,352)	(690,994)
Financing activities	944,691	2,432,807	600,294	412,202	31,590	664,268
Key Performance Metrics:
Adjusted EBITDA(6)	$858,633	$477,882	$349,473	$293,970	$72,683	$189,564
Distributable cash flow(6)	635,125	340,073	261,960	218,989	n/a	n/a
Capital expenditures	1,058,599	350,500	418,834	216,303	46,377	756,883
Operational Data:
Throughput, Bcf/d (7)	3.699	2.845	2.176	1.595	1.550	2.108

(1)

If Chesapeake or Total does not meet its minimum volume commitments to the Partnership in the Barnett Shale region or Chesapeake does not meet its minimum volume commitments in the Haynesville Shale region under the applicable gas gathering agreement for specified annual periods, Chesapeake or Total is obligated to pay the Partnership a fee equal to the applicable fee for each one thousand cubic feet (“Mcf”) by which the applicable party’s minimum volume commitment for the year exceeds the actual volumes gathered on the Partnership’s systems. The Partnership recognizes any associated revenue in the fourth quarter. Our revenues for the three months ended December 31, 2009, include the impact of $7.7 million associated with the minimum volume commitment in the Barnett Shale region for 2009. For the years ended December 31, 2013, 2012, 2011 and 2010, we recognized revenue related to volume shortfall of $64.9 million, $0.0 million, $17.4 million and $56.8 million, respectively.

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

(7)	Throughput represents the net throughput allocated to the Partnership’s interest.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to the “Partnership,” “we,” “our,” “us” or like terms refer to Access Midstream Partners, L.P. (NYSE: ACMP) and its subsidiaries. The “GIP I Entities” refers to, collectively, GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P. and GIP-C Holding (CHK), L.P., the “GIP II Entities” refers to certain entities affiliated with Global Infrastructure Investors II, LLC, and “GIP” refers to the GIP I Entities and their affiliates and the GIP II Entities, collectively. “Williams” refers to The Williams Companies, Inc. (NYSE: WMB).

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

We provide our midstream services to Chesapeake Energy Corporation (“Chesapeake”); Total E&P USA, Inc. and Total Gas & Power North America, Inc., wholly owned subsidiaries of Total S.A. (“Total”); Mitsui & Co. (“Mitsui”); Anadarko Petroleum Corporation (“Anadarko”); Statoil ASA (“Statoil”) and other leading producers under long-term, fixed-fee contracts. We operate assets in the Barnett Shale region in north-central Texas; the Eagle Ford Shale region in South Texas; the Haynesville Shale region in northwest Louisiana; the Marcellus Shale region primarily in Pennsylvania and West Virginia; the Niobrara Shale region in eastern Wyoming; the Utica Shale region in eastern Ohio; and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware and Permian Basins.

Acquisitions

Our CMO Acquisition and Williams’ Acquisition of 50 Percent of Our General Partner

On December 20, 2012, we acquired from Chesapeake Midstream Development, L.P. (“CMD”), a wholly owned subsidiary of Chesapeake, and certain of CMD’s affiliates, 100 percent of the issued and outstanding equity interests in Chesapeake Midstream Operating, L.L.C. (“CMO”) for total consideration of $2.16 billion (the “CMO Acquisition”). As a result of the CMO Acquisition, we own certain midstream assets in the Eagle Ford, Utica and Niobrara regions. The CMO Acquisition also extended our existing assets and operations in the Haynesville, Marcellus and Mid-Continent regions. The acquired assets included, in the aggregate, approximately 1,675 miles of pipeline and 4.3 million (gross) dedicated acres as of the date of the acquisition. We also assumed various gas gathering and processing agreements associated with the assets that have terms ranging from 10 to 20 years and that, in certain cases, include cost of service or fee redetermination mechanisms.

The results of operations presented and discussed in this annual report include results of operations from the CMO assets for the full year of operations in 2013 and for the twelve-day period from closing of the CMO Acquisition on December 20, 2012 through December 31, 2012.

Concurrently with the CMO Acquisition, the GIP I Entities sold to Williams 34,538,061 of our subordinated units and 50 percent of the outstanding equity interests in Access Midstream Ventures, L.L.C., the sole member of our general partner (“Access Midstream Ventures”), for cash consideration of approximately $1.82 billion (the “Williams Acquisition”). As a result of the Williams Acquisition, the GIP II Entities and Williams together indirectly own and control our general partner and the GIP I Entities do not have any ownership interest in us or our general partner.

Our Marcellus Acquisition

On December 29, 2011, we acquired from CMD all of the issued and outstanding equity interests in Appalachia Midstream Services, L.L.C. (“Appalachia Midstream”) for total consideration of $879.3 million, consisting of 9,791,605 common units and $600.0 million in cash. Through Appalachia Midstream, we currently operate 100 percent of and own an approximate average 47 percent interest in 10 gas gathering systems that consist of approximately 549 miles of gas gathering pipeline in the Marcellus Shale. The remaining 53 percent interest in these assets is owned primarily by Statoil, Anadarko and Mitsui. Appalachia Midstream operates the assets under 15-year, 100 percent fixed fee gathering agreements that include significant acreage dedications and cost of service mechanisms. In addition, CMD committed to pay us quarterly for any shortfall between the actual EBITDA generated by these gas gathering systems and specified quarterly targets totaling $100 million in 2012 and $150 million in 2013. EBITDA generated by these gas gathering systems exceeded the specified EBITDA commitments in 2012 and 2013 and no additional revenue related to the commitments was realized.

The results of operations presented and discussed in this annual report include results of operations from Appalachia Midstream for the full year of operations in 2013 and 2012 and the three-day period from closing of the acquisition on December 29, 2011, through December 31, 2011.

Our Operations

We operate assets in the Barnett Shale region in north-central Texas, the Eagle Ford Shale region in southwest Texas, the Haynesville Shale region in northwest Louisiana, the Marcellus Shale region primarily in Pennsylvania and West Virginia, the Niobrara Shale region in Wyoming, the Utica Shale region in northeast Ohio, and the Mid-Continent region, which includes the Anadarko, Arkoma, Delaware and Permian Basins.

For the year ended December 2013, we generated approximately 33 percent of our fees from our gathering systems in the Barnett Shale region, approximately 21 percent of our fees from our gathering systems in the Eagle Ford Shale region, approximately nine percent of our fees from our gathering systems in the Haynesville Shale region, approximately 19 percent of our fees from our gathering systems in the Marcellus Shale region, approximately one percent of our fees from our gathering systems in the Niobrara Shale region, approximately four percent of our fees from our gathering systems and processing facilities in the Utica Shale region and approximately 13 percent of our fees from our gathering systems and processing facilities in the Mid-Continent region.

The results of our operations are primarily driven by the volumes of natural gas and natural gas liquids (“NGLs”) we gather, treat, compress and process across our gathering systems and processing facilites. We currently provide all of our midstream services pursuant to fixed fee contracts, which limit our direct commodity price exposure, and we generally do not take title to the natural gas or NGLs we gather. We have entered into long-term gas gathering and processing agreements with Chesapeake, Total, Statoil, Anadarko, Mitsui, and other producers. Pursuant to our commercial agreements, our producer customers have agreed to dedicate extensive acreage in our operating regions.

Our Commercial Agreements with Producers

We generate substantially all of our fees through long-term, fixed-fee natural gas gathering, treating, compression and processing contracts, all of which limit our direct commodity price exposure.

Future fees under our commercial agreements with producers will be derived pursuant to terms that will vary depending on the applicable operating region. The following outlines the key economic provisions of our commercial agreements by region.

Barnett Shale Region.  Under our gas gathering agreements with Chesapeake and Total, we have agreed to provide the following services in the Barnett Shale region for the fees and obligations outlined below:

•

Gathering, Treating and Compression Services.  We gather, treat and compress natural gas for Chesapeake and Total within the Barnett Shale region in exchange for specified fees per thousand cubic feet (“Mcf”) for natural gas gathered on our gathering systems that are based on the pressure at the various points where our gathering systems received our customers’ natural gas. We refer to these fees collectively as the Barnett Shale fee. The Barnett Shale fee is subject to an annual rate escalation of two percent at the beginning of each year.

•

Acreage Dedication.  Pursuant to our gas gathering agreements, subject to certain exceptions, each of Chesapeake and Total has agreed to dedicate all of the natural gas owned or controlled by them and produced from or attributable to existing and future wells located on natural gas and oil leases covering lands within an acreage dedication in the Barnett Shale region.

•

Minimum Volume Commitments.  Pursuant to our gas gathering agreements, Chesapeake and Total have agreed to minimum volume commitments for each year through December 31, 2018 and for the six-month period ending June 30, 2019. Approximately 75 percent of the aggregate minimum volume commitment is attributed to Chesapeake, and approximately 25 percent is attributed to Total. The minimum volume commitments increase, on average, approximately three percent per year. The following table outlines the approximate aggregate minimum volume commitments for each year during the minimum volume commitment period:

(1)	Indicated volumes relate to the six months ending June 30, 2019. Included in this amount is an overage of 2.8 Bcf related to 2012 production.

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

•

Fee Redetermination.  In May 2012, we entered into an agreement with Chesapeake and Total relating to the initial redetermination period. The agreement called for an upward adjustment of the Barnett Shale fee and was effective July 1, 2012. We and each of Chesapeake and Total, as applicable, have the right to request an additional redetermination of the Barnett Shale fee during a two-year period beginning on September 30, 2014. The fee redetermination mechanism is intended to support a return on our invested capital. If a fee redetermination is requested, we will determine an adjustment (upward or downward) to the Barnett Shale fee with Chesapeake and Total based on the factors specified in our gas gathering agreements, including, but not limited to: (i) differences between our actual capital expenditures, compression expenses and revenues as of the redetermination date and the scheduled estimates of these amounts for the minimum volume commitment period made as of September 30, 2009 and (ii) differences between the revised estimates of our capital expenditures, compression expenses and revenues for the remainder of the minimum volume commitment period forecast as of the redetermination date and scheduled estimates thereof for the minimum volume commitment period made as of September 30, 2009. The cumulative upward or downward adjustment for the Barnett Shale region is capped at 27.5 percent of the initial weighted average Barnett Shale fee (as escalated) as specified in the gas gathering agreement. If we and Chesapeake or Total, as applicable, do not agree upon a redetermination of the Barnett Shale fee within 30 days of receipt of the request for the redetermination, an industry expert will be selected to determine adjustments to the Barnett Shale fee.

•

Well Connection Requirement.  Subject to required notice by Chesapeake and Total and certain exceptions, we have generally agreed to connect new operated drilling pads and new operated wells within the Barnett Shale region acreage dedications as requested by Chesapeake and Total during the minimum volume commitment period. During the minimum volume commitment period, if we fail to complete a connection in the acreage dedication by the required date, Chesapeake and Total, as their sole remedy for such delayed connection, are entitled to a delay in the minimum volume obligations for natural gas volumes that would have been produced from the delayed connection.

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

Eagle Ford Shale Region.  Under our gas gathering agreement with Chesapeake, we have agreed to provide the following services for the fees and obligations outlined below:

•

Gathering, Compression, Dehydration and Treating Services.  We gather, compress, dehydrate and treat natural gas and liquids for Chesapeake within the Eagle Ford Shale region in exchange for a cost of service based fee for natural gas and liquids gathered and treated on our gathering systems. The cost of service components include revenue, compression expense, deemed general and administrative expense, capital expenditures, fixed and variable operating expenses and other metrics. We refer to these fees collectively as the Eagle Ford fee.

•

Acreage Dedication.  Subject to certain exceptions, Chesapeake has agreed to dedicate all of the natural gas and liquids owned or controlled by it and produced from the Eagle Ford Shale formation through existing and future wells with a surface location within the dedicated area in the Eagle Ford Shale region.

•

Fee Redetermination.  During 2013 and 2014, the Eagle Ford fee is determined by a fee tiering mechanism that calculates the Eagle Ford fee on a monthly basis according to the quantity of natural gas delivered to us by Chesapeake relative to its scheduled deliveries. Effective on January 1, 2015 and January 1 of each year thereafter for a period of 18 years, the Eagle Ford fee will be redetermined based on a cost of service calculation that targets a specified pre-income tax rate of return on invested capital. There is no cap on these adjustments.

•

Well Connection Requirement.  Subject to required notice by Chesapeake, we have the option to connect new operated wells within the Eagle Ford Shale region acreage dedications as requested by Chesapeake. If we elect not to connect a new operated well, Chesapeake will be provided alternative forms of release. Subject to certain conditions specified in the applicable gas gathering agreement, if we elect to connect a new well to our gathering systems, we are generally required to connect the new wells within specified timelines subject to penalties for delayed connections, up to a specified cap, and the potential for a well pad release from the producer customer’s acreage dedication in certain circumstances.

•

Fuel and Lost and Unaccounted For Gas.  We have agreed with Chesapeake to a cap on fuel and lost and unaccounted for gas on our systems with respect to the producer’s volumes. The cap is based on a percentage per deemed compression stage and a percentage for lost and unaccounted for gas. If we exceed a permitted cap in any covered period and do not respond in a timely manner with a proposed solution, we may incur significant expenses to replace the natural gas used as fuel or lost and unaccounted for in excess of such cap based on then-current natural gas prices. Accordingly, this replacement obligation may subject us to direct commodity price risk.

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

•

Fee Redetermination.  The Springridge fees are subject to a redetermination mechanism. The first redetermination period included December 1, 2010 through December 31, 2012, and subsequent redetermination periods will be the calendar years 2013 through 2020. We determine adjustments to fees for the gathering systems in the region with Chesapeake based on the factors specified in the gas gathering agreement, including, but not limited to, differences between our actual capital expenditures, compression expenses and revenues as of the redetermination date and the scheduled estimates of these amounts for the period ending December 31, 2020, referred to as the redetermination period, made as of November 30, 2010. The annual upward or downward fee adjustment for the Springridge region is capped at 15 percent of the then-current fees at the time of redetermination.

•

Well Connection Requirement.  We have certain connection obligations for new operated drilling pads and operated wells of Chesapeake in the acreage dedications. Chesapeake is required to provide us notice of new drilling pads and wells operated by Chesapeake in the acreage dedications. Subject to certain conditions specified in the gas gathering agreement, we are generally required to connect new operated drilling pads in the acreage dedication by the later of 30 days after the date the wells commence production and six months after the date of the connection notice. During the minimum volume period, if we fail to complete a connection in the Springridge acreage dedication by the required date, Chesapeake, as its sole remedy for such delayed connection, is entitled to a delay in the minimum volume obligations for natural gas volumes that would have been produced from the delayed connection. After the minimum volume period, we are subject to a daily penalty for such delayed connections, up to a specified cap per delayed connection. Chesapeake is also required to notify us of its wells drilled in the acreage dedications that are operated by other parties and we have the option, but not the obligation, to connect non-operated wells to our gathering systems. If we decline to make a connection to a non-operated well, Chesapeake has certain rights to have the well released from the dedication under the gas gathering agreement.

•

Fuel and Lost and Unaccounted For Gas.  We have agreed with Chesapeake on caps on fuel and lost and unaccounted for gas on our systems with respect to its volumes. These caps do not apply to one of our compressor stations due to its historical performance relative to the caps. This station will be reviewed periodically to determine whether changes have occurred that would make it suitable for inclusion. If we exceed a permitted cap in any covered period, we may incur significant expenses to replace the natural gas used as fuel or lost and unaccounted for in excess of such cap based on then current natural gas prices. Accordingly, this replacement obligation may subject us to direct commodity price risk.

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

•

Minimum Volume Commitments.  Pursuant to our gas gathering agreement, Chesapeake has agreed to minimum volume commitments for each year through December 31, 2017. If Chesapeake does not meet its minimum volume commitments to us, as adjusted in certain instances, for any annual period during the minimum volume commitment period, it is obligated to pay us the Mansfield fee for each MMBtu by which the minimum volume commitment exceeded the actual volumes of natural gas delivered to us.

•

Fixed Fee/Tiered Fees.  During the minimum volume commitment period, the Mansfield fee is a fixed fee on all monthly volumes. Subsequent to that period, our producer customer will pay a tiered fee that calculates the Mansfield fee on a monthly basis according to the quantity of natural gas delivered to us from Chesapeake’s wells relative to its scheduled deliveries.

•

Well Connection Requirement.  We have certain connection obligations for new operated wells in our acreage dedications. Chesapeake is required to provide us notice of new wells that it operates in the acreage dedications. Subject to certain conditions specified in the applicable gas gathering agreement, we are generally required to connect new wells within specified timelines subject to minimum volume commitment delays for volumes that would have been received from the new wells during the minimum volume commitment period and penalties up to a specified cap after the minimum volume commitment period.

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

Marcellus Shale Region.  Under our gas gathering agreements with certain subsidiaries of Chesapeake, Statoil, Anadarko, Epsilon Energy Ltd. (“Epsilon”), Mitsui and Chief Oil & Gas LLC (“Chief”), we have agreed to provide the following services in our Marcellus Shale region for our proportionate share (based on our ownership interest in the applicable systems) of the fees and obligations outlined below:

•

Gathering and Compression Services. In systems operated by Appalachia Midstream, we gather and compress natural gas in exchange for fees per million British thermal units (“MMBtu”) of natural gas gathered and per MMBtu of natural gas compressed. The gathering fees are redetermined annually based on a cost of service mechanism, as described below. The compression fees escalate on January 1 of each year based on the consumer price index. In addition, CMD committed to pay us quarterly any shortfall between the actual EBITDA generated by these assets and specified quarterly targets totaling $100 million in 2012 and $150 million in 2013. EBITDA generated by these assets exceeded the targets in both 2012 and 2013 and no additional revenue related to the commitment was recognized.

•

Acreage Dedication.  Pursuant to our gas gathering agreements, subject to certain exceptions, the shippers and producers have agreed to dedicate all of the natural gas owned or controlled by them and produced from or attributable to existing and future wells with a surface location within the designated dedicated areas.

•

Fee Redetermination.  Each January 1, gathering fees for each gathering system under the gas gathering agreements with Chesapeake, Statoil, Anadarko, Epsilon and Mitsui will be redetermined based on a cost of service calculation that targets a specified pre-income tax rate of return on invested capital for a period of 15 years. There is no cap on these fee adjustments. Each January 1, gathering fees for each gathering system under the gas gathering agreement with Chief are adjusted based on the applicable producer price index. The change in the amount of the gathering fees under the Chief agreement is not to exceed three percent in any one year.

•

Well Connections.  We have the option to connect to new wells within the dedicated acreage. If we elect not to connect to any new well within the dedicated acreage, the shipper for such well may elect to have such well, and any subsequent wells within a two-mile radius (in the case of Chesapeake, Statoil, Anadarko, Epsilon and Mitsui) or a one-mile radius (in the case of Chief) of the surface location of such well, permanently released from the dedication area, or the shipper may elect to construct, at the shipper’s expense, a gathering system to connect to such well (and wells within a one-mile radius of such well in the case of Chesapeake, Statoil, Anadarko, Epsilon and Mitsui), in which case the shipper would pay us a reduced gathering fee for natural gas we receive through the shipper-installed asset. Alternatively, the shipper may require us to enter into an agreement pursuant to which we would construct the gathering system to connect to the well in exchange for a reimbursement by the shipper of the costs we incur in connection therewith. The shipper may elect to connect wells outside the dedicated area at its sole expense and pay us a reduced gathering fee for natural gas we receive from such wells, but natural gas from such outside wells will not be afforded the same priority as natural gas produced from wells located within the dedicated area.

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

Under gas gathering agreements between Appalachia Midstream and certain subsidiaries of Chief, the shipper on each system is to furnish to us, at the shipper’s sole cost and expense, all necessary fuel gas to operate the system. Natural gas volumes lost solely due to our actions or inactions constituting gross negligence or willful misconduct are our sole responsibility. Additionally, we will bear the cost of natural gas lost in excess of one percent due to our failure to maintain adequate corrosion protection. If we lose natural gas due to our gross negligence or willful misconduct or our failure to maintain an adequate corrosion protection system, we may incur significant expenses in connection with the cost of the lost natural gas. Our responsibility for the cost of the lost gas may subject us to direct commodity price risk.

Niobrara Shale Region.  Under our gas gathering and processing agreements with Chesapeake and RKI Exploration & Production, LLC (“RKI”), we have agreed to provide the following services for the fees and obligations outlined below:

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

•

Acreage Dedication.  Subject to certain exceptions, Chesapeake and RKI have agreed to dedicate all of the natural gas and liquids owned or controlled by it and produced from the Frontier Sand and the Niobrara Shale through existing and future wells with a surface location within the dedicated areas in the Niobrara Shale region.

•

Fee Redetermination.  Effective on January 1, 2014 and January 1 of each year thereafter for a period of 20 years from July 1, 2012, our Niobrara fee will be redetermined based on a cost of service calculation that targets a specified pre-income tax rate of return on invested capital. There is no cap on these fee adjustments.

•

Well Connections.  Subject to required notice by Chesapeake and RKI, we will have the option to connect new operated wells within our Niobrara region acreage dedications as requested by our producer customers. If we elect not to connect a new operated well, Chesapeake and RKI will be provided alternative forms of release. Subject to certain conditions specified in the gas gathering agreements, if we elect to connect a new well to our gathering systems, we are generally required to connect the new wells within specified timelines subject to penalties for delayed connections up to a specified cap, and the potential for a well pad release from the producer customer’s acreage dedication in certain circumstances.

•

Fuel and Lost and Unaccounted For Gas. We have agreed with Chesapeake and RKI to a cap on fuel and lost and unaccounted for gas on our systems with respect to the producers’ volumes. The cap is based on a percentage per deemed compression stage and a percentage for lost and unaccounted for gas. If we exceed a permitted cap in any covered period and do not respond in a timely manner with a proposed solution, we may incur significant expenses to replace the natural gas used as fuel or lost and unaccounted for in excess of such cap based on then current natural gas prices. Accordingly, this replacement obligation may subject us to direct commodity price risk.

Utica Shale Region. Under our commercial agreements with Chesapeake, Total and Enervest, we have agreed to provide the following services for the fees and obligations outlined below:

•

Gathering, Compression, Dehydration, Processing and Fractionation Services.  We gather, compress and dehydrate natural gas and liquids in exchange for a cost of service based fee for natural gas and liquids gathered on our gathering systems. The cost of service components (i) for our 66 percent operating interest in a joint venture that owns a wet gas gathering system (the “Cardinal Joint Venture”), and (ii) in the area covered by our 100 percent ownership interest in four dry gas gathering systems (the “Utica Dry”) include revenues, compression expense (in the case of the Utica Dry only), deemed general and administrative expense, capital expenditures, fixed and variable operating expenses and other metrics. We also process and fractionate natural gas and NGLs through our 49 percent non-operating interest in a joint venture (the “UEO Joint Venture”) that operates two processing facilities with a total capacity of 400 MMcf per day and is currently constructing two 200 MMcf/d processing trains, a 135,000 barrel per day fractionation facility, approximately 870,000 barrels of NGL storage capacity and other ancillary assets for a fixed fee that escalates annually within a specified range. We refer to these fees collectively as the Utica fee.

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

•

Fee Redetermination.  Beginning on October 1, 2013, for the Cardinal Joint Venture and January 1, 2014, for the Utica Dry and annually thereafter, for a period of 20.75 years from January 1, 2012 (Cardinal Joint Venture) and 15 years from July 1, 2012 (Utica Dry), the gathering fee portion of the Utica fee is redetermined based on a cost of service calculation that targets a specified pre-income tax rate of return on invested capital. There is no cap on these fee adjustments.

•

Well Connections.  In the Cardinal Joint Venture, we are generally required to connect new wells within specified timelines subject to penalties for delayed connections in the form of a temporary reduction in the gathering fee for the new well. In the Utica Dry, subject to required notice by the producer customer, we will have the option to connect new operated wells within our dedicated acreage as requested by the producer customer. If we elect not to connect a new operated well, the producer customer will be provided alternative forms of release. Subject to certain conditions specified in the gas gathering agreement, if we elect to connect a new well to our gathering systems, we are generally required to connect the new wells within specified timelines subject to penalties for delayed connections, up to a specified cap, and the potential for a well pad release from the producer’s acreage dedication in certain circumstances.

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

•

Fuel and Lost and Unaccounted For Gas.  We have agreed with the producer customers to a cap on fuel and lost and unaccounted for gas on our systems with respect to each producer’s volumes. The cap is based on a percentage per deemed compression stage and a percentage for lost and unaccounted for gas. If we exceed a permitted cap in any covered period, we may incur significant expenses to replace the natural gas used as fuel or lost and unaccounted for in excess of such cap based on then current natural gas prices. Accordingly, this replacement obligation may subject us to direct commodity price risk. In the Utica Dry, exceeding the permitted cap does not result in a reimbursement to the Utica producers if we respond in a timely manner with a proposed solution.

Mid-Continent Region. Under our gas gathering agreements with our producer customers, we have agreed to provide the following services for the fees and obligations outlined below:

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

•

Fee Redetermination.  The Mid-Continent fees are redetermined at the beginning of each year through 2019. We and our producer customers determine adjustments to fees for the gathering systems in the region with our producer customers based on the factors specified in the gas gathering agreement, including, but not limited to, differences between our actual capital expenditures, compression expenses and revenues as of the redetermination date and the scheduled estimates of these amounts for the period ending June 30, 2019, referred to as the redetermination period, made as of September 30, 2009. The annual upward or downward fee adjustment for the Mid-Continent region is capped at 15 percent of the then current fees at the time of redetermination.

•

Well Connection Requirement.  Subject to required notice by our producer customers and certain exceptions, we have generally agreed to use our commercially reasonable efforts to connect new operated drilling pads and new operated wells in our Mid-Continent region acreage dedications as requested by our producer customers through June 30, 2019.

•

Fuel and Lost and Unaccounted For Gas.  We have agreed with our producer customers on caps on fuel and lost and unaccounted for gas on our systems, both on an individual basis and an aggregate basis, with respect to our producer customers volumes. These caps do not apply to certain of our gathering systems due to their historic performance relative to the caps. These systems are reviewed annually to determine whether changes have occurred that would make them suitable for inclusion. If we exceed a permitted cap in any covered period, we may incur significant expenses to replace the natural gas used as fuel or lost or unaccounted for in excess of such cap based on then current natural gas prices. Accordingly, this replacement obligation will subject us to direct commodity price risk.

As part of the CMO Acquisition, we acquired a 33.33 percent equity interest in Ranch Westex JV LLC, which we own jointly with Regency Energy Partners, LP and Anadarko Pecos Midstream LLC. Under a gas processing agreement with Chesapeake and Anadarko, Ranch Westex JV LLC provides natural gas processing services under a cost of service fee arrangement.

All Regions.  If one of the counterparties these the gas gathering and processing agreements sells, transfers or otherwise disposes of properties within the our acreage dedications to a third party, it does so subject to the terms of the gas gathering and processing agreements, including our dedication, and it will be required to cause the third party to acknowledge and take assignment of the counterparty’s obligations under the existing gas gathering and processing agreements with us, subject to our consent. Our producer customers’ dedication of the natural gas produced from applicable properties under our gas gathering and processing agreements will run with the land in order to bind successors to the producer customers’ interest, as well as any interests in the dedicated properties subsequently acquired by the producer customer.

Other Arrangements

On June 15, 2012, in connection with the closing of the first portion of the acquisition by the GIP II Entities of Chesapeake’s ownership interest in us (the “GIP Acquisition”), we entered into a letter agreement with Chesapeake regarding the terms on which Chesapeake provides certain transition services to us and our general partner. Among other things, the letter agreement provided for the continuation of our services agreement with Chesapeake until December 31, 2013. On June 29, 2012, we entered into an amendment to the letter agreement amending certain terms relating to the insurance coverage to be provided under our services agreement. On December 20, 2012, in connection with the CMO Acquisition, we entered into an amendment to the letter agreement amending certain terms relating primarily to the extension of transition services for technology related services through March 2014 and through June 2014 for certain field communication support services.

How We Evaluate Our Operations

Our management relies on certain financial and operational metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include (i) throughput volumes, (ii) revenues, (iii) operating expenses, (iv) segment operating income, (v) Adjusted EBITDA and (vi) distributable cash flow.

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

Revenues

Our revenues are driven primarily by our contractual terms with our customers and the actual volumes of natural gas we gather, treat, compress and process. Our revenues will be supported by the minimum volume commitments contained in our gas gathering agreements with Chesapeake and Total in the case of our Barnett Shale and Chesapeake in the case of our Haynesville Shale as well as fee redetermination and cost of service provisions in our other regions. We contract with producers to gather or process natural gas or liquids from individual wells located near our gathering systems or processing facilities. We connect wells to gathering pipelines through which natural gas is compressed and may be delivered to a treating facility, processing plant or an intrastate or interstate pipeline for delivery to market. We treat natural gas and liquids that we gather to the extent necessary to meet required specifications of third-party takeaway pipelines. For the years ended December 31, 2013, 2012 and 2011, Chesapeake accounted for approximately 74 percent, 81 percent and 84 percent, respectively, of the natural gas volumes on our gathering systems and 84 percent, 81 percent and 83 percent, respectively, of our revenues.  The Partnership’s revenues exclude revenue attributable to the Partnership’s equity investments as those revenues are accounted for as part of the Partnership’s investments in unconsolidated affiliates.

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

Segment Operating Income

Prior to the CMO Acquisition, our operations were organized into a single business segment. As a result of the CMO Acquisition, we added assets in three new operating regions. Effective January 1, 2013, our chief operating decision maker began to measure performance and allocate resources based on geographic segments.  Our operations are divided into eight operating segments: Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, Niobrara Shale, Utica Shale, Mid-Continent and Corporate.

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

The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	($ in thousands)
Reconciliation of Adjusted EBITDA and Distributable cash flow to net income:
Net income attributable to Access Midstream Partners, L.P.	$336,025	$178,455	$194,337
Interest expense	116,778	64,739	14,884
Income tax expense	5,223	3,214	3,289
Depreciation and amortization expense	296,179	165,517	136,169
Other	(2,615)	(820)	739
Income from unconsolidated affiliates	(130,420)	(67,542)	(433)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	($ in thousands)
EBITDA from unconsolidated affiliates(1)	202,453	116,887	488
Acquisition transaction costs	—	17,432	—
Expense for non-cash equity awards	35,010	—	—
Adjusted EBITDA	$858,633	$477,882	$349,473
Maintenance capital expenditures	(110,000)	(75,184)	(74,000)
Cash portion of interest expense	(108,285)	(59,411)	(10,224)
Income tax expense	(5,223)	(3,214)	(3,289)
Distributable cash flow	$635,125	$340,073	$261,960

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	($ in thousands)
Reconciliation of Adjusted EBITDA and Distributable cash flow to net cash provided by operating activities:
Net cash provided by operating activities	$563,962	$318,130	$399,016
Changes in assets and liabilities	46,394	(33,472)	(62,457)
Distribution of earnings received from unconsolidated affiliates	(82,871)	—	—
Interest expense	116,778	64,739	14,884
Current income tax expense	5,223	3,214	3,289
Other non-cash items	(28,316)	(9,048)	(5,747)
Acquisition transaction costs	—	17,432	—
EBITDA from unconsolidated affiliates(1)	202,453	116,887	488
Expense for non-cash equity awards	35,010	—	—
Implied minimum volume commitment	—	—	—
Adjusted EBITDA	$858,633	$477,882	$349,473
Maintenance capital expenditures	(110,000)	(75,184)	(74,000)
Cash portion of interest expense	(108,285)	(59,411)	(10,224)
Income tax expense	(5,223)	(3,214)	(3,289)
Distributable cash flow	$635,125	$340,073	$261,960

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	($ in thousands)
(1) EBITDA from unconsolidated affiliates is calculated as follows:
Net income	$130,420	$67,542	$433
Depreciation and amortization expense	72,053	49,458	55
Other	(20)	(113)	—
EBITDA from unconsolidated affiliates	$202,453	$116,887	$488

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	($ in thousands)
GAAP Capital Expenditures	$1,058,599	$350,500	$418,834
Adjusted for:
Capital expenditures included in unconsolidated affiliates	671,394	384,403	—
Capital expenditures attributable to noncontrolling interest	(151,584)	—	—

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	($ in thousands)
Net capital expenditures	$1,578,409	$734,903	$418,834

Results of Operations

We have provided a detailed comparison for the years ended December 31, 2013, 2012 and 2011 in the chart and discussion below.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	($ in thousands, except per unit data)
Revenues (1)	$1,073,222	$608,447	$565,929
Operating expenses	338,716	197,639	176,851
Depreciation and amortization expense	296,179	165,517	136,169
General and administrative expense	104,332	67,579	40,380
Other operating (income) expense	2,092	(766)	739
Total operating expenses	741,319	429,969	354,139
Operating income	331,903	178,478	211,790
Income from unconsolidated affiliates	130,420	67,542	433
Interest expense	(116,778)	(64,739)	(14,884)
Other income	827	320	287
Income before income tax expense	346,372	181,601	197,626
Income tax expense	5,223	3,214	3,289
Net income	341,149	178,387	194,337
Net income (loss) attributable to noncontrolling interest	5,124	(68)	—
Net income attributable to Access Midstream Partners, L.P.	$336,025	$178,455	$194,337
Operating Data:
Throughput, Bcf/d(2)	3.699	2.845	2.176
(1)

If either Chesapeake or Total does not meet its minimum volume commitment to the Partnership in the Barnett Shale region or Chesapeake does not meet its minimum volume commitment in the Haynesville Shale region under the applicable gas gathering agreement for specified annual periods, Chesapeake or Total is obligated to pay the Partnership a fee equal to the applicable fee for each Mcf by which the applicable party’s minimum volume commitment for the year exceeds the actual volumes gathered on the Partnership’s systems. The Partnership recognizes any associated revenue in the fourth quarter. For the years ended December 31, 2013, 2012 and 2011, we recognized revenue related to volume shortfall of $64.9 million, $0.0 million and $17.4 million, respectively, because throughput in the Barnett Shale region was below contractual minimum volume commitment levels.

(2)	Throughput represents the net throughput allocated to the Partnership’s interest.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing activities.

Segment Reporting

We present information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations by segment. The segment information appearing in Note 13 of the accompanying Notes to the Condensed Consolidated Financial Statements is presented on a basis consistent with how our chief operating decision maker measures performance and allocates resources. Beginning on January 1, 2013, we conduct our operations in the following segments: Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, Niobrara Shale, Utica Shale, Mid-Continent region and Corporate.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

The following tables reflect our revenues, throughput, operating expenses and operating expenses per Mcf of throughput by segment for the years ended December 31, 2013 and 2012 (please note that revenue, throughput and operating expenses related to our equity investments (primarily in the Marcellus Shale) are excluded from the tables below as the financial results for our equity investments are reported separately. Please read “Income from Unconsolidated Affiliates” in this Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Years Ended December 31,
	2013	2012	% Change(1)
	(In thousands, except percentages and throughput data)
Revenue:
Barnett Shale	$433,709	$395,467	9.7%
Eagle Ford Shale(2)	278,282	7,232	N.M.
Haynesville Shale(2)	119,209	68,184	74.8
Marcellus Shale(2)	10,989	783	N.M.
Niobrara Shale(2)	15,095	116	N.M.
Utica Shale(2)	44,063	353	N.M.
Mid-Continent	171,875	136,312	26.1
	$1,073,222	$608,447	76.4%
Throughput (Bcf)(3):
Barnett Shale	381.3	437.3	(12.8)%
Eagle Ford Shale	96.0	2.2	N.M.
Haynesville Shale	244.3	138.4	76.5
Marcellus Shale	372.1	256.7	45.0
Niobrara Shale	5.5	0.1	N.M.
Utica Shale	39.0	0.5	N.M.
Mid-Continent	212.2	206.5	2.8
	1,350.4	1,041.7	29.6%
(1)	N.M. - not meaningful
(2)	Results of year ended December 31, 2012 are reflective of revenue after completion of the CMO Acquisition on December 20, 2012.
(3)	Throughput in all regions represents the net throughput allocable to our interest.

	Years Ended December 31,
	2013	2012	% Change(1)
	(In thousands, except percentages and per Mcf data)
Operating Expenses:
Barnett Shale	$96,926	$101,703	(4.7)%
Eagle Ford Shale(2)	59,059	1,604	N.M.
Haynesville Shale(2)	41,176	15,642	163.2
Marcellus Shale(2)	4,834	188	N.M.
Niobrara Shale(2)	9,090	85	N.M.
Utica Shale(2)	19,065	159	N.M.
Mid-Continent	70,609	52,979	33.3
Corporate	37,957	25,279	50.2
	$338,716	$197,639	71.4%
Expenses ($ per Mcf):
Barnett Shale	$0.25	$0.23	8.7%
Eagle Ford Shale	0.62	0.73	(15.1)
Haynesville Shale	0.17	0.11	54.5
Marcellus Shale	0.91	0.63	44.4
Niobrara Shale	1.65	0.85	94.1
Utica Shale	0.49	0.31	58.1
Mid-Continent	0.33	0.26	26.9
	$0.34	$0.19	78.9%
(1)	N.M. - not meaningful
(2)	Results of year ended December 31, 2012 are reflective of operating expenses after completion of the CMO Acquisition on December 20, 2012.

Barnett Shale

Revenues. For the years ended December 31, 2013 and 2012, revenues totaled $433.7 million and $395.5 million, respectively. The increase was primarily the result of increasing volumes under our minimum volume commitment and the full year impact of the five cents per mcf fee redetermination which was effective on July 1, 2012.  Total revenue for 2013 includes $64.9 million of revenues associated with the contractual minimum volume commitment.  The minimum volume revenue offset a decrease in throughput of 12.8 percent due to decreased drilling activity by Chesapeake in 2013.

Operating Expenses.  For the years ended December 31, 2013 and 2012, operating expenses were $96.9 million, or $0.25 per Mcf, compared to $101.7 million, or $0.23 per Mcf, respectively. Total operating expenses decreased 4.7% consistent with the decrease in throughput. The most significant operating expenses in the Barnett Shale region are compression costs.

Depreciation and Amortization Expenses. For the years ended December 31, 2013 and 2012, depreciation expenses were $97.9 million and $93.3 million, respectively. The increase was due to capital expenditures made in this region during 2013 and 2012.

Eagle Ford Shale

We acquired the Eagle Ford Shale assets in December 2012.

Revenues. For the year ended December 31, 2013, revenues in the Eagle Ford totaled $278.3 million and were primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput.  We invested $316.0 million of capital in this region in 2013 and as a result, we expect increased revenues in 2014.

Operating Expenses. For the year ended December 31, 2013, operating expenses totaled $59.1 million, or $0.62 per Mcf. The most significant operating expenses in this region are employee compensation and compression costs.  We expect our operating expenses to increase in this region in 2014 if Chesapeake increases its drilling activity.

Depreciation and Amortization Expenses. Depreciation and amortization expense for the year ended December 31, 2013, was $51.4 million and related almost entirely to depreciation of our operating assets in the region.

Haynesville Shale

Revenues. For the years ended December 31, 2013 and 2012, revenues were $119.2 million and $68.2 million, respectively. An overall increase in throughput of 76.5 percent resulted from production from the Mansfield gathering system acquired in December 2012, offset by a volume decrease for the Springridge gathering system of 16.1 percent.  Haynesville revenues were positively impacted by an annual rate escalation of 2.5 percent and rate redetermination of 15 percent on the Springridge gathering system, both effective January 1, 2013. Additionally, we have contractual minimum volume commitments from Chesapeake in the Haynesville Shale. Throughput for each of the years ended December 31, 2013 and 2012 was above the minimum volume commitment levels.

Operating Expenses. For the years ended December 31, 2013 and 2012, operating expenses were $41.2 million and $15.6 million, respectively.  All of our operating expenses in this region increased significantly as a result of the acquisition of the Mansfield gathering system in December 2012.  Operating expenses per Mcf increased primarily due to the need for additional treating services for the natural gas gathered in our Mansfield gathering system. We continue to evaluate reductions in our operating costs in this dry gas region to address the decrease in throughput caused by the low natural gas price environment.

Marcellus Shale

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

Income from unconsolidated affiliates. On December 29, 2011, we acquired all of the issued and outstanding equity interest in Appalachia Midstream, which owns an approximate average 47 percent interest in 10 gas gathering systems in the Marcellus Shale in Pennsylvania and West Virginia. The remaining average 53 percent interests in these assets are owned primarily by Statoil, Anadarko, Epsilon and Mitsui. Income from unconsolidated affiliates was $133.0 million and $67.6 million reflecting activity for the years ended December 31, 2013 and 2012, respectively.  Revenues (net to our interest) for the years ended December 31, 2013 and 2012 were $234.8 million and $140.5 million, respectively.  The net increase was due to throughput growth and increased construction activity in the Marcellus region where we invested $289.7 million of capital in 2013.  Operating expenses on a per unit basis for the years ended December 31, 2013 and 2012 were $0.10 Mcf and $0.06 Mcf, respectively.  The increase in operating expenses is consistent with the increase in revenues in the Marcellus region.  The margin for these assets is strong as a result of lower operating expenses than in many other regions of the United States. These lower operating expenses are primarily due to high reservoir pressures that reduce the need for compression in the transportation of commodities.  We expect our margin in the Marcellus Shale to remain strong; however, we could experience a slight decrease in our margin over time as the need for additional compression increases. The following table summarizes the results of the Appalachia Midstream assets (net to our interest) for the year ended December 31, 2013.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue ($ in thousands)	$234,801	$140,541
Throughput (Bcf)	367.3	256.7
Operating Expenses ($ in thousands)	$35,999	$15,782
Expenses ($ per Mcf)	0.10	0.06

Niobrara Shale

We acquired our ownership interest in the Niobrara Shale assets in December 2012 and own that interest through our 50 percent ownership interest in Jackalope Gas Gathering, L.L.C., in which Crestwood Niobrara LLC owns the remaining 50 percent interest. Because we operate the assets and have contractual discretion to make operating decisions for the assets, we are deemed to control the assets and thus, we consolidated 100 percent of the assets and results of operation in our financial results. We present the noncontrolling interest for these assets in Noncontrolling Interests on the condensed consolidated balance sheet and in Net Income Attributable to Noncontrolling Interests on the condensed consolidated statement of operations.

Revenues.  For the year ended December 31, 2013, revenues in the Niobrara Shale region were $15.1 million and were primarily attributable to the amount of throughput on our gathering systems and the rates charged for gathering such throughput.  We continue to invest significant capital in this region that is expected to drive volume growth in future periods.

Operating Expenses. For the year ended December 31, 2013, operating expenses in the Niobrara Shale region were $9.1 million. Expenses are expected to increase significantly in 2014 as construction activity increases and we prepare to provide additional gathering and processing services in this region in future periods. The most significant expenses in this region are employee compensation and compression costs.

Utica Shale

In the CMO Acquisition, we acquired a 100 percent ownership interest in four natural gas gathering systems, a 66 percent operating interest in the Cardinal Joint Venture and a 49 percent interest in the UEO Joint Venture. Because we operate the four wholly-owned natural gas gathering systems and Cardinal Joint Venture and have contractual discretion to make operating decisions for the Cardinal Joint Venture, we are deemed to control the assets and, as a result, we consolidate 100 percent of the assets and results of operations in our financial results and reflect the ownership of the other interest owners through a noncontrolling interest in the income and equity of the investment. The UEO Joint Venture is accounted for as an equity investment because the power to direct the activities which are most significant to the UEO Joint Venture’s economic performance is shared between us and the other equity holders.

Revenues.  For the year ended December 31, 2013, revenues in the Utica Shale region were $44.1 million and were primarily attributable to the amount of throughput and rates charged for such throughput on our gathering systems and gathering systems included in the Cardinal Joint Venture.  We continue to invest significant capital in this region that is expected to drive volume and revenue growth in future periods.

Operating expenses.  For the year ended December 31, 2013, operating expenses in the Utica Shale region were $19.1 million. The most significant operating expenses in this region are compensation and compression costs.

Income from unconsolidated affiliates.  For the years ended December 31, 2013 and 2012, loss from unconsolidated affiliates was $3.8 million and $0.1 million, respectively.

Mid-Continent

Revenues.  For the years ended December 31, 2013 and 2012, revenues were $171.9 million and $136.3 million, respectively. This increase was due to increased throughput of 2.5 percent as drilling activity increased in this liquids-rich region, a 2.5 percent annual fee escalation and a 15 percent fee increase due to annual contractual fee redetermination.

Operating Expenses.  For the years ended December 31, 2013 and 2012, operating expenses were $70.6 million and $53.0 million, respectively. Operating expenses increased primarily due to added compression in anticipation of additional future throughput.

Income from unconsolidated affiliates.  As part of the CMO Acquisition, we acquired a 33.33 percent equity interest in Ranch Westex JV LLC, which we own jointly with Regency Energy Partners, LP and Anadarko Pecos Midstream LLC.  For the years ended December 31, 2013 and 2012, income (loss) from unconsolidated affiliates was $1.2 million and $(0.1) million, respectively.

Corporate

Operating Expenses.  For the years ended December 31, 2013 and 2012, operating expenses were $38.0 million and $25.3 million, respectively. The increase in operating expenses resulted from additional technical resources to support the assets acquired in 2012.

General and Administrative Expense.  For the years ended December 31, 2013 and 2012, general and administrative expenses were $104.3 million and $67.6 million, respectively, representing an increase of 54.3 percent. This increase is primarily attributable to additional overhead expenses resulting from the increased scale of our operations following the CMO Acquisition, additional expense from equity-based, long-term incentive compensation influenced by the increase in our unit price, as well as transition costs as we developed an independent back office infrastructure.

Interest Expense. Interest expense for the year ended December 31, 2013 was $116.8 million, which was net of $43.9 million of capitalized interest. Interest expense was $64.7 million for the year ended December 31, 2012, which was net of $14.6 million of capitalized interest. The increase is related to interest expense on the 2023 Notes, issued in December 2012 and Additional Notes, issued August 2013. We also incurred interest expenses on borrowings under our revolving credit facility and our outstanding senior notes. Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

Income Tax Expense. Income tax expense for the years ended December 31, 2013 and 2012 was $5.2 million and $3.2 million, respectively, and was attributable to franchise taxes in the state of Texas. We and our subsidiaries are pass-through entities for federal income tax purposes. For these entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in the financial statements, other than Texas franchise tax.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

The following tables reflect our revenues, throughput, operating expenses and operating expenses per Mcf of throughput by segment for the years ended December 31, 2012 and 2011 (please note that revenue, throughput and operating expenses related to our equity investments (primarily in the Marcellus Shale) are excluded from the tables below as the financial results for our equity investments are reported separately. Please read “Income from Unconsolidated Affiliates” in this Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Years Ended December 31,
	2012	2011	% Change(1)
	(In thousands, except percentages and throughput data)
Revenue:
Barnett Shale	$395,467	$361,843	9.3%
Eagle Ford Shale(2)	7,232	—	N.M.
Haynesville Shale(2)	68,184	93,107	(26.8)
Marcellus Shale(2)	783	—	N.M.
Niobrara Shale(2)	116	—	N.M.
Utica Shale(2)	353	—	N.M.
Mid-Continent	136,312	110,979	22.8
	$608,447	$565,929	7.5%
Throughput (Bcf):
Barnett Shale	437.3	395.4	10.6%
Eagle Ford Shale	2.2	—	N.M.
Haynesville Shale	138.4	197.5	(30.0)
Marcellus Shale	256.7	—	N.M.
Niobrara Shale	0.1	—	N.M.
Utica Shale	0.5	—	N.M.
Mid-Continent	206.5	201.4	2.5
	1,041.7	794.3	31.1%
(1)	N.M. - not meaningful
(2)	Reflective of revenue after completion of the CMO Acquisition on December 20, 2012.

	Years Ended December 31,
	2012	2011	% Change(1)
	(In thousands, except percentages and per Mcf data)
Operating Expenses:
Barnett Shale	$101,703	$94,009	8.2%
Eagle Ford Shale(2)	1,604	—	N.M.
Haynesville Shale(2)	15,642	18,057	(13.4)
Marcellus Shale(2)	188	—	N.M.
Niobrara Shale(2)	85	—	N.M.
Utica Shale(2)	159	—	N.M.
Mid-Continent	52,979	47,749	11.0
Corporate	25,279	17,036	48.4
	$197,639	$176,851	11.8%
Expenses ($ per Mcf):
Barnett Shale	$0.23	$0.24	(4.2)%
Eagle Ford Shale	0.73	—	N.M.
Haynesville Shale	0.11	0.09	22.2
Marcellus Shale	0.63	—	N.M.
Niobrara Shale	0.85	—	N.M.
Utica Shale	0.31	—	N.M.
Mid-Continent	0.26	0.24	8.3
	$0.19	$0.22	(13.6)%
(1)	N.M. - not meaningful
(2)	Reflective of operating expenses after completion of the CMO Acquisition on December 20, 2012.

Barnett Shale

Revenues. For the years ended December 31, 2012 and 2011, revenues were $395.5 million and $361.8 million, respectively. The increase was primarily the result of increased throughput of 10.6 percent due to additional wells connected in 2011 and the first half of 2012. Additionally, the Barnett Shale fees increased five cents per mcf effective July 1, 2012, as a result of fee redetermination.

We have contractual minimum volume commitments from Chesapeake and Total in the Barnett Shale. Throughput in the Barnett Shale during the current year was above the minimum volume commitment level. Because throughput in the Barnett Shale during 2011 was below contractual minimum volume commitment levels, we recognized revenue related to the volume shortfall of $17.4 million for the year ended December 31, 2011.

Operating Expenses. For the years ended December 31, 2012 and 2011, operating expenses were $101.7 million and $94.0 million, respectively. As throughput increased, operating expenses have increased in order to support the additional throughput. Operating expenses per Mcf decreased slightly from 2011 to 2012.

Depreciation and Amortization Expenses. For the years ended December 31, 2012 and 2011, depreciation expenses were $93.3 million and $77.0 million. The increase was due to capital expenditures made in this region during 2011 and 2012.

Eagle Ford Shale

We acquired the Eagle Ford Shale assets in December 2012. For the twelve-day period from closing the CMO Acquisition on December 20, 2012 through December 31, 2012, revenues and operating expenses were $7.2 million and $1.6 million, respectively.

Haynesville Shale

Revenues. For the years ended December 31, 2012 and 2011, revenues were $68.2 million and $93.1 million, respectively. Revenues were down 26.8 percent due to a volume decrease on the Springridge gathering system, offset partially by a 2.5 percent annual fee escalation and additional production from the Mansfield gathering system acquired in December 2012. Additionally, we have contractual minimum volume commitment from Chesapeake in the Haynesville Shale. Throughput during the current year was above the minimum volume commitment levels.

Operating Expenses. For the years ended December 31, 2012 and 2011, operating expenses were $15.6 million and $18.1 million, respectively. We have reduced operating expense in the Haynesville Shale in response to the reduction in throughput in this region; however, in the first half of 2012 we had fixed costs in this area which caused the expense per Mcf to increase temporarily.

Marcellus Shale

Revenues and expenses in the Marcellus Shale reflect only the results of the Marcellus gathering systems acquired in December 2012. For the twelve-day period from closing the CMO Acquisition on December 20, 2012 through December 31, 2012, revenues and expenses were $0.8 million and $0.2 million, respectively. The majority of our assets in the Marcellus Shale are accounted for as equity investments and included in Income from Unconsolidated Affiliates. See further discussion below under “Income from Unconsolidated Affiliates” in this section of Marcellus Shale results of operations.

Income from unconsolidated affiliates. On December 29, 2011, we acquired all of the issued and outstanding equity interest in Appalachia Midstream, which owns an approximate average 47 percent interest in 10 gas gathering systems in the Marcellus Shale in Pennsylvania and West Virginia. The remaining 53 percent interest in these assets are owned primarily by Statoil, Anadarko, Epsilon and Mitsui. Income from unconsolidated affiliates was $67.6 million and $0.4 million reflecting activity for the year ended December 31, 2012 and the last three days of December 2011, respectively. The following table summarizes the results of the Appalachia Midstream assets (net to our interest) for the year ended December 31, 2012.

Year Ended December 31, 2012
Revenues ($ in thousands)	$140,541
Throughput (Bcf)	256.7
Operating expenses ($ in thousands)	$15,782
Expenses ($ per Mcf)	0.06

Niobrara Shale

We acquired a 50 percent ownership interest in the Niobrara Shale assets in December 2012. Because we operate the assets and have contractual discretion to make operating decisions for the assets, we are deemed to control the assets and thus, we consolidated 100 percent of the assets and results of operation in our financial results. We present the noncontrolling interest for these assets in Noncontrolling Interests on the condensed consolidated balance sheet and in Net Income Attributable to Noncontrolling Interests on the condensed consolidated statement of operations. For the twelve-day period from closing the CMO Acquisition on December 20, 2012 through December 31, 2012, revenues and operating expenses in the Niobrara Shale were $0.1 million and $0.1 million, respectively.

Utica Shale

In the CMO Acquisition, we acquired a 100 percent ownership interest in four natural gas gathering systems, a 66 percent operating interest in the Cardinal Joint Venture and a 49 percent interest in the UEO Joint Venture. Because we operate the four wholly-owned natural gas gathering systems and Cardinal Joint Venture and have contractual discretion to make operating decisions for the Cardinal Joint Venture, we are deemed to control the assets and thus, we consolidated 100 percent of the assets and results of operations in our financial results and reflect the ownership of the other interest owners through a noncontrolling interest in the income and equity of the investment. The UEO Joint Venture is accounted for as an equity investment because the power to direct the activities which are most significant to the UEO Joint Venture’s economic performance is shared between us and the other equity holders. For the twelve-day period from closing the CMO Acquisition on December 20, 2012 through December 31, 2012, revenues and operating expenses in the Utica Shale were $0.4 million and $0.2 million, respectively.

Mid-Continent

Revenues.  For the years ended December 31, 2012 and 2011, revenues were $136.3 million and $111.0 million, respectively. This increase was due to increased throughput of 2.5 percent as drilling activity increased in this liquids-rich region, a 2.5 percent annual fee escalation and a 15 percent fee increase due to annual contractual fee redetermination.

Operating Expenses.  For the years ended December 31, 2012 and 2011, operating expenses were $53.0 million and $47.7 million, respectively. Operating expenses increased due to added compression to support additional throughput.

Corporate

Operating Expenses.  For the years ended December 31, 2012 and 2011, operating expenses were $25.3 million and $17.0 million, respectively. The increase in operating expenses resulted from additional technical resources to support the assets we acquired in 2011.

General and Administrative Expense.  For the years ended December 31, 2012 and 2011, general and administrative expenses were $67.6 million and $40.4 million, respectively, representing an increase of 67.3 percent. This increase is primarily attributable to additional overhead expenses resulting from the increased scale of our operations, additional expense from equity-based, long-term incentive compensation influenced by the recent increase in our unit price, one-time transition costs as we develop an independent back office infrastructure and $15.0 million of transaction costs related to the CMO Acquisition.

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

Working Capital (Deficit).  Working capital, defined as the amount by which current assets exceed current liabilities, is an indication of liquidity and the potential need for short-term funding. As of December 31, 2013 and 2012, we had working capital deficits of $48.5 million and $39.5 million, respectively, due to our capital intensive business that requires significant investment in new midstream operating assets and to maintain and improve existing facilities.

Cash Flows. Net cash provided by (used in) operating activities, investing activities and financing activities of the Partnership for the year ended December 31, 2013 and 2012 were as follows:

	Years Ended December 31,
	2013	2012
	($ in thousands)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$563,962	$318,130
Investing activities	$(1,556,418)	$(2,685,965)
Financing activities	$944,691	$2,432,807

Operating Activities.  Net cash provided by operating activities was $564.0 million for the year ended December 31, 2013 compared to $318.1 million for the year ended December 31, 2012. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, amortization and gains or losses on sales of fixed assets. See additional discussion in the Results of Operations section above in the Management’s Discussion and Analysis. The changes in cash flow are also impacted by timing impacts on working capital accounts.

Investing Activities.  Net cash used in investing activities for the year ended December 31, 2013 decreased $1.1 billion compared to the prior year. Approximately $1.6 billion of cash was used in investing activities during 2013. This amount included approximately $1.1 billion in additions to property, plant, and equipment. It also includes $572.4 million of additional investment in our unconsolidated affiliates.

Financing Activities.  Net cash provided by financing activities was $944.7 million for the year ended December 31, 2013 compared to $2.4 billion for the year ended December 31, 2012. This decrease was primarily attributable to the proceeds from the issuance of debt and equity in 2012 to fund the CMO Acquisition.

Sources of Liquidity.  At December 31, 2013, our sources of liquidity included:

•	cash on hand;
•	cash generated from operations;
•	borrowings under our revolving credit facility; and
•	capital raised through debt and equity markets.

We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to fund our quarterly cash distributions to unitholders.

Revolving Credit Facility.  On May 13, 2013, we amended and restated our existing senior secured revolving credit facility. The amended and restated revolving credit facility matures in May 2018 and includes aggregate revolving commitments of $1.75 billion, including a sub-limit of $100 million for same-day swing line advances and a sub-limit of $200 million for letters of credit. In addition, the revolving credit facility’s accordion feature allows us to increase the available borrowing capacity under the facility up to $2.0 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the revolving credit facility.  As of December 31, 2013, we had approximately $343.5 million of borrowings outstanding under our revolving credit facility. As of December 31, 2012, there were no borrowings outstanding.

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

The revolving credit facility agreement contains certain negative covenants that (i) limit our ability, as well as the ability of certain of our subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require us to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for us to maintain the EBITDA to interest expense ratio and allows for us to release all collateral securing the revolving credit facility if we reach investment grade status. The revolving credit facility agreement also requires us to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after we have released all collateral upon achieving investment grade status). We were in compliance with all covenants under the agreement at December 31, 2013.

Senior Notes.  On April 19, 2011, we and ACMP Finance Corp. a wholly owned subsidiary of Access MLP Operating, L.L.C., completed a private placement of $350.0 million in aggregate principal amount of 5.875 percent senior notes due 2021 ( the “2021 Notes”). We used a portion of the net proceeds to repay borrowings outstanding under our revolving credit facility and used the balance for general partnership purposes. Debt issuance costs of $8.2 million are being amortized over the life of the 2021 Notes.

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

On December 19, 2012, we and ACMP Finance Corp. completed a public offering of $1.4 billion in aggregate principal amount of 4.875 percent senior notes due 2023 (the “2023 Notes”). We used a portion of the net proceeds to fund a portion of the purchase price for the CMO Acquisition, and the balance to repay borrowings outstanding under our revolving credit facility. Debt issuance costs of $25.8 million are being amortized over the life of the 2023 Notes.

On August 14, 2013, we issued $400 million in aggregate principal amount of additional 5.875 percent senior notes due 2021 (the “Additional Notes”). The Additional Notes are additional to the $350 million of 2021 Notes initially issued on April 19, 2011 and are fully fungible with, rank equally with and form a single series with the 2021 Notes.  The Additional Notes were issued at a price of 101.5 percent of the principal amount plus accrued interest from April 15, 2013, resulting in net proceeds of $400.8 million, which was used for general partnership purposes, including funding working capital, repayment of indebtedness and funding our capital expenditure program.  Debt issuance costs of $5.8 million are being amortized over the life of the Additional Notes.

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

Equity Issuance.  On August 2, 2013, we entered into an Equity Distribution Agreement under which we may offer and sell common units, in amounts, at prices and on terms to be determined by market conditions and other factors, having an aggregate market value of up to $300 million. We are under no obligation to issue equity under the Equity Distribution Agreement. For the year ended December 31, 2013, we sold an aggregate of 0.9 million common units under the Equity Distribution Agreement for aggregate gross proceeds of approximately $50.1 million and an approximate $1.0 million capital contribution from our general partner to maintain its two percent general partner interest. We used the proceeds for general partnership purposes.

On April 2, 2013, we completed an equity offering of 10.35 million common units, including 1.35 million common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price of $39.86 per common unit. We received offering proceeds (net of underwriting discounts and commissions) of $399.8 million from the equity offering, including proceeds from the underwriters’ exercise of their option to purchase additional common units and an approximate $8.4 million capital contribution from our general partner to maintain its two percent general partner interest. The proceeds were used for general partnership purposes, including repayment of amounts outstanding under our revolving credit facility.

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

Subscription Agreement.  On December 20, 2012, we sold 5.9 million Class B units to each of the GIP II Entities and Williams and 5.6 million Class C units to each of the GIP II Entities and Williams, in each case pursuant to the subscription agreement. We received aggregate proceeds of approximately $712.1 million in exchange for the sale of Class B units and Class C units, inclusive of the capital contribution made by our general partner to maintain its two percent interest in us following the issuance of common, Class B and Class C units.

Capital Requirements.  Our business is capital-intensive, requiring significant investment to grow our business as well as to maintain and improve existing assets. We categorize capital expenditures as either:

•

maintenance capital expenditures, which include those expenditures required to maintain our long-term operating capacity and/or operating income and service capability of our assets, including the replacement of system components and equipment that have suffered significant wear and tear, become obsolete or approached the end of their useful lives, those expenditures necessary to remain in compliance with regulatory legal requirements or those expenditures necessary to complete additional well connections to maintain existing system volumes and related cash flows; or

•

growth capital expenditures, which include those expenditures incurred in order to acquire additional assets to grow our business, expand and upgrade our systems and facilities, extend the useful lives of our assets, increase gathering, treating, compression and processing throughput from current levels and reduce costs or increase revenues.

For the years ended December 31, 2013 and 2012, growth capital expenditures totaled $1.5 billion and $734.9 million, respectively. The 2013 and 2012 amounts include $671.4 million and $384.4 million, respectively, of capital expenditures made as part of our unconsolidated affiliates that are accounted for as equity investments. Maintenance capital expenditures totaled $110.0 million and $75.2 million for the years ended December 31, 2013 and 2012, respectively, an increase of 46.3 percent. Our future capital expenditures may vary significantly from budgeted amounts and from period to period based on the investment opportunities that become available to us.

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

The following table represents a summary of our quarterly distributions for the years ended December 31, 2013 and 2012:

	Declaration Date	Record Date	Distribution Date	Distribution Declared
2013
Fourth quarter	January 24, 2014	February 7, 2014	February 14, 2014	$0.5550
Third quarter	October 25, 2013	November 7, 2013	November 14, 2013	$0.5350
Second quarter	July 24, 2013	August 7, 2013	August 14, 2013	$0.4850
First quarter	April 24, 2013	May 8, 2013	May 15, 2013	$0.4675
2012
Fourth quarter	January 25, 2013	February 6, 2013	February 13, 2013	$0.4500
Third quarter	October 25, 2012	November 7, 2012	November 14, 2012	$0.4350
Second quarter	July 27, 2012	August 7, 2012	August 14, 2012	$0.4200
First quarter	April 27, 2012	May 8, 2012	May 15, 2012	$0.4050

Contractual Obligations.  At December 31, 2013, our contractual obligations included:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt (including interest)(1)	$4,580,056	$508,313	$329,625	$325,797	$3,416,321
Capital leases	7,721	3,287	4,434	—	—
Operating leases	219,766	69,774	96,102	35,205	18,685
Total	$4,807,543	$581,374	$430,161	$361,002	$3,435,006
(1)	Assumes a commitment fee of 0.375 percent on the unused portion of the credit facility.

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

Forward-Looking Statements

Certain statements and information in this annual report may constitute forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our dependence on Chesapeake, Total, Mitsui, Anadarko Petroleum Corporation and Statoil for a majority of our revenues;

•	the impact on our growth strategy and ability to increase cash distributions if producers do not increase the volume of natural gas they provide to our gathering systems or processing facilities;
•	oil and natural gas realized prices;
•	the termination of our gas gathering agreements;
•	the availability, terms and effects of acquisitions;
•	our potential inability to maintain existing distribution amounts or pay the minimum quarterly distribution to our unitholders;
•	the limitations that our level of indebtedness may have on our financial flexibility;
•	our ability to obtain new sources of natural gas, which is dependent on factors largely beyond our control;
•	the availability of capital resources to fund capital expenditures and other contractual obligations, and our ability to access those resources through the debt or equity capital markets;
•	competitive conditions;
•	the unavailability of third-party pipelines interconnected to our gathering systems or the potential that the volumes we gather do not meet the quality requirement of such pipelines;
•	new asset construction may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks;
•	our exposure to direct commodity price risk may increase in the future;
•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;
•	hazards and operational risks that may not be fully covered by insurance;
•	our dependence on Chesapeake for substantially all of our compression capacity;
•	our lack of industry diversification; and
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

We are dependent on Chesapeake, Total and other producers for substantially all of our supply of natural gas volumes and are consequently subject to the risk of nonpayment or late payment by Chesapeake, Total or other producers of gathering, treating, compression and processing fees. Chesapeake’s debt ratings for its senior notes are below investment grade, and they may remain below investment grade for the foreseeable future. Additionally, we are also subject to the risk that one or more of these customers default on its obligations under its gas gathering or processing agreements with us. Not all of our counterparties under our gas gathering or processing agreements are rated by credit rating agencies. Accordingly, this risk may be more difficult to evaluate than it would be with an investment grade or otherwise rated contract counterparty or with a more diversified group of customers, and unless and until we significantly increase our customer base, we expect to continue to be subject to significant and non-diversified risk of nonpayment or late payment of our fees.

Interest Rate Risk

Interest rates have recently experienced near record lows. If interest rates rise, our financing costs would increase accordingly. Although this could limit our ability to raise funds in the capital markets, we expect in this regard to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. For the year ended December 31, 2013, a 125 basis point increase in the interest rate would have resulted in a $35.6 million decrease in net income.

Commodity Price Risk

We attempt to mitigate commodity price risk by contracting our operations on a long-term fixed-fee basis and through various provisions in our gas gathering and processing agreements that are intended to support the stability of our cash flows. Natural gas prices are historically impacted by changes in the supply and demand of natural gas, as well as market uncertainty. However, an actual or anticipated prolonged reduction in natural gas prices or disparity in oil and natural gas pricing could result in reduced drilling in our areas of operations and, accordingly, in volumes of natural gas gathered by our systems. Notwithstanding any minimum volume commitments, fee redetermination provisions and cost of service provisions in our commercial agreements with producers, a reduction in volumes of natural gas gathered by our systems could adversely affect both our profitability and our cash flows. Adverse effects on our cash flows from reductions in natural gas prices could adversely affect our ability to make cash distributions to our unitholders.

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

INDEX TO FINANCIAL STATEMENTS

ACCESS MIDSTREAM PARTNERS, L.P.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is the responsibility of the management of Access Midstream Partners, L.P. to establish and maintain adequate internal control over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities Exchange Act of 1934). Our internal controls over financial reporting are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ J. MIKE STICE
J. Mike Stice
Chief Executive Officer

/s/ DAVID C. SHIELS
David C. Shiels
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Access Midstream Partners GP, L.L.C., as General Partner of Access Midstream Partners, L.P. and the Unitholders:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of Access Midstream Partners, L.P. and its subsidiaries (the "Partnership") at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Prior to December 2012, as discussed in Notes 5 and 6 to the accompanying consolidated financial statements, Access Midstream Partners, L.P. earned substantially all of its revenues and had other significant transactions with affiliated entities.

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

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma

February 21, 2014

ACCESS MIDSTREAM PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,229	$64,994
Accounts receivable	222,409	133,543
Prepaid expenses	10,182	13,978
Other current assets	8,111	7,251
Total current assets	257,931	219,766
Property, plant and equipment:
Gathering systems	5,974,940	5,125,746
Other fixed assets	175,411	96,916
Less: Accumulated depreciation	(859,551)	(590,614)
Total property, plant and equipment, net	5,290,800	4,632,048
Investments in unconsolidated affiliates	1,936,603	1,297,811
Intangible customer relationships, net	372,391	355,217
Deferred loan costs, net	59,721	56,258
Total assets	$7,917,446	$6,561,100
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$37,520	$47,987
Accrued liabilities	268,952	211,274
Total current liabilities	306,472	259,261
Long-term liabilities:
Long-term debt	3,249,230	2,500,000
Other liabilities	8,954	5,333
Total long-term liabilities	3,258,184	2,505,333
Commitments and contingencies (Note 12)
Partners’ capital:
Common units (177,801,147 and 97,324,453 issued and outstanding at December 31, 2013 and 2012, respectively)	3,343,145	2,188,241
Subordinated units (zero and 69,076,122 issued and outstanding at December 31, 2013 and 2012)	—	834,001
Class B units (12,424,358 and 11,858,050 issued and outstanding at December 31, 2013 and 2012, respectively)	318,472	273,858
Class C units (11,199,268 and 11,199,268 issued and outstanding at December 31, 2013 and 2012, respectively)	322,896	295,551
General partner interest	114,393	93,182
Total partners’ capital attributable to Access Midstream Partners, L.P.	4,098,906	3,684,833
Noncontrolling interest	253,884	111,673
Total partners’ capital	4,352,790	3,796,506
Total liabilities and partners’ capital	$7,917,446	$6,561,100

The accompanying notes are an integral part of the consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	($ in thousands, except per unit data)
Revenues	$1,073,222	$608,447	$565,929
Operating expenses
Operating expenses	338,716	197,639	176,851
Depreciation and amortization expense	296,179	165,517	136,169
General and administrative expense	104,332	67,579	40,380
Other operating (income) expense	2,092	(766)	739
Total operating expenses	741,319	429,969	354,139
Operating income	331,903	178,478	211,790
Other income (expense)
Income from unconsolidated affiliates	130,420	67,542	433
Interest expense (Note 11)	(116,778)	(64,739)	(14,884)
Other income	827	320	287
Income before income tax expense	346,372	181,601	197,626
Income tax expense	5,223	3,214	3,289
Net income	341,149	178,387	194,337
Net income (loss) attributable to noncontrolling interests	5,124	(68)	—
Net income attributable to Access Midstream Partners, L.P.	$336,025	$178,455	$194,337
Limited partner interest in net income
Net income attributable to Access Midstream Partners, L.P.	$336,025	$178,455	$194,337
Less general partner interest in net income	(40,681)	(8,481)	(5,070)
Limited partner interest in net income	$295,344	$169,974	$189,267
Net income per limited partner unit – basic and diluted
Common units	$1.01	$1.11	$1.37
Subordinated units(1)	$0.93	$1.14	$1.37
(1)

All outstanding subordinated units were converted into common on a one-for-one basis on August 15, 2013. For purposes of calculating net income per subordinated unit, 227 days of activity are reflected in the year ended December 31, 2013. See Note 3 to the consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	($ in thousands)
Cash flows from operating activities:
Net income	$341,149	$178,387	$194,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296,179	165,517	136,169
Income from unconsolidated affiliates	(130,420)	(67,542)	(433)
Other non-cash items	20,577	8,296	6,486
Distribution of earnings received from unconsolidated affiliates	82,871	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(97,507)	18,484	31,501
(Increase) decrease in other assets	2,244	(9,925)	(292)
Increase (decrease) in accounts payable	(10,492)	8,800	11,258
Increase in accrued liabilities	59,361	16,113	19,990
Net cash provided by operating activities	563,962	318,130	399,016
Cash flows from investing activities:
Additions to property, plant and equipment	(1,058,599)	(350,500)	(418,834)
Acquisition of gathering system assets	—	(2,160,000)	—
Investment in unconsolidated affiliates	(572,370)	(185,039)	(600,000)
Proceeds from sale of assets	74,551	9,574	1,730
Net cash used in investing activities	(1,556,418)	(2,685,965)	(1,017,104)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	2,015,700	1,387,800	1,576,700
Payments on long-term debt borrowings	(1,672,200)	(2,100,700)	(1,112,900)
Proceeds from issuance of common units	449,312	569,255	—
Proceeds from issuance of Class B units	—	343,000	—
Proceeds from issuance of Class C units	—	343,000	—
Proceeds from issuance of senior notes	414,094	2,150,000	350,000
Distributions to unit holders	(389,128)	(251,720)	(200,897)
Capital contributions from noncontrolling interests	151,976	—	—
Payments on capital lease obligations	(3,552)	—	—
Payments on leasehold improvement financing	(17,798)	—	—
Debt issuance costs	(12,414)	(39,626)	(11,332)
Initial public offering costs	—	—	(1,280)
Other adjustments	8,701	31,798	3
Net cash provided by financing activities	944,691	2,432,807	600,294
Net increase (decrease) in cash and cash equivalents	(47,765)	64,972	(17,794)
Cash and cash equivalents, beginning of period	64,994	22	17,816
Cash and cash equivalents, end of period	$17,229	$64,994	$22
Supplemental disclosure of non-cash investing activities:
Changes in accounts payable and other liabilities related to purchases of property, plant and equipment	$7,434	$60,427	$8,589
Changes in other liabilities related to asset retirement obligations	$(1,314)	$(133)	$324
Property, plant and equipment acquired under capital lease	$(9,370)	$—	$—
Property, plant and equipment acquired through leasehold improvement financing	$(17,798)	$—	$—
Supplemental disclosure of non-cash financing activities:
Issuance of 9,791,605 units to Chesapeake for acquisition of Appalachia Midstream	$—	$—	$279,257
Issuance of general partner interests	$—	$—	$5,702
Supplemental disclosure of cash payments for interest, net of capitalized interest	$39,939	$30,292	$16,957
Supplemental disclosure of cash payments for taxes	$3,300	$2,900	$2,830

The accompanying notes are an integral part of the consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Partners’ Equity
	Limited Partners
	Common	Subordinated	Class B	Class C	General Partner	Non controlling Interest	Total
Balance at December 31, 2010	$1,285,619	$873,304	$—	$—	$35,645	$—	$2,194,568
Net income	94,896	94,371	—	—	5,070	—	194,337
Distribution to unitholders	(98,446)	(98,434)	—	—	(4,017)	—	(200,897)
Initial public offering costs	(1,280)	—	—	—	—	—	(1,280)
Non-cash equity based compensation	1,458	—	—	—	—	—	1,458
Issuance of common units	279,257	—	—	—	—	—	279,257
Issuance of general partner interests	—	—	—	—	5,702	—	5,702
Balance at December 31, 2011	$1,561,504	$869,241	$—	$—	$42,400	$—	$2,473,145
Net income	90,822	78,736	214	202	8,481	(68)	178,387
Distribution to unitholders	(130,204)	(113,976)	—	—	(7,540)	—	(251,720)
Contributions from noncontrolling interest owners	—	—	—	—	—	111,741	111,741
Non-cash equity based compensation	3,695	—	—	—	—	—	3,695
Issuance of common units	569,255	—	—	—	—	—	569,255
Issuance of Class B units	—	—	331,148	—	—	—	331,148
Issuance of Class C units	—	—	—	331,115	—	—	331,115
Issuance of general partner interests	—	—	—	—	49,841	—	49,841
Beneficial conversion feature of Class B and Class C units	95,073	—	(58,328)	(36,745)	—	—	—
Amortization of beneficial conversion feature of Class B and Class C units	(1,803)	—	824	979	—	—	—
Other adjustments	(101)	—	—	—	—	—	(101)
Balance at December 31, 2012	$2,188,241	$834,001	$273,858	$295,551	$93,182	$111,673	$3,796,506
Net income	206,236	54,479	18,055	16,574	40,681	5,124	341,149
Distributions to unitholders	(241,080)	(96,879)	—	(21,699)	(29,470)	—	(389,128)
Conversion of subordinated units to common units	791,601	(791,601)	—	—	—	—	—
Contributions from noncontrolling interest owners	—	—	—	—	—	137,087	137,087
Non-cash equity based compensation	7,864	—	—	—	—	—	7,864
Issuance of common units	449,312	—	—	—	—	—	449,312
Issuance of general partner interests	—	—	—	—	10,000	—	10,000
Beneficial conversion feature of Class B units	1,317	—	(1,317)	—	—	—	—
Amortization of beneficial conversion Feature of Class B and Class C units	(60,346)	—	27,876	32,470	—	—	—
Balance at December 31, 2013	$3,343,145	$—	$318,472	$322,896	$114,393	$253,884	$4,352,790

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Basis of presentation. Access Midstream Partners, L.P. (the “Partnership”), a Delaware limited partnership formed in January 2010, is principally focused on natural gas gathering, the first segment of midstream energy infrastructure that connects natural gas produced at the wellhead to third-party takeaway pipelines. The Partnership is the industry’s largest gathering and processing master limited partnership as measured by throughput volume. The Partnership’s assets are located in Arkansas, Kansas, Louisiana, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia and Wyoming. The Partnership provides gathering, treating and compression services to Chesapeake Energy Corporation (“Chesapeake”), Total Gas and Power North America, Inc. (“Total”), Statoil ASA (“Statoil”), Anadarko Petroleum Corporation (“Anadarko”), Mitsui & Co., Ltd. (“Mitsui”) and other producers under long-term, fixed-fee contracts.

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

Offerings and acquisitions.

GIP II Entities acquisition. During the second quarter of 2012, the GIP II Entities acquired Chesapeake’s 50 percent interest in the Partnership’s general partner and all of the common units and subordinated units in the Partnership that were previously held by Chesapeake. The remaining 50 percent interest in the Partnership’s general partner continued to be owned by the GIP I Entities.

Marcellus acquisition. On December 29, 2011, the Partnership acquired from CMD, all of the issued and outstanding equity interests in Appalachia Midstream Services, L.L.C. (“Appalachia Midstream”) for total consideration of $879.3 million, consisting of 9,791,605 common units and $600.0 million in cash that was financed with a draw on the Partnership’s revolving credit facility. Through the acquisition of Appalachia Midstream, the Partnership operates 100 percent of and owns an approximate average 47 percent interest in 10 gas gathering systems that consist of approximately 549 miles of gas gathering pipeline in the Marcellus Shale. The remaining 53 percent interest in these assets is owned primarily by Statoil ASA (“Statoil”), Anadarko Petroleum Corporation (“Anadarko”), Epsilon Energy Ltd. (“Epsilon”), Mitsui & Co., Ltd. (“Mitsui”). Appalachia Midstream operates the assets under 15-year fixed fee gathering agreements. The gathering agreements include significant acreage dedications and cost of service mechanisms. EBITDA exceeded the $100 million and $150 million targets in 2012 and 2013 and no additional revenue related to the commitment was recognized.

CMO acquisition. On December 20, 2012, the Partnership acquired from Chesapeake Midstream Development, L.P. (“CMD”), a wholly owned subsidiary of Chesapeake, and certain of CMD’s affiliates, 100 percent of the issued and outstanding equity interests in Chesapeake Midstream Operating, L.L.C. (“CMO”) for total consideration of $2.16 billion (the “CMO Acquisition”). As a result of the CMO Acquisition, the Partnership owns certain midstream assets in the Eagle Ford, Utica and Niobrara regions. The CMO Acquisition also extended the Partnership’s existing assets and operations in the Haynesville, Marcellus and Mid-Continent regions. The acquired assets included, in the aggregate, approximately 1,675 miles of pipeline and 4.3 million (gross) dedicated acres as of the date of the acquisition. The Partnership also

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assumed various gas gathering and processing agreements associated with the assets that have terms ranging from 10 to 20 years and that, in certain cases, include cost of service or fee redetermination mechanisms.

Equity Issuance. On August 2, 2013, the Partnership entered into an Equity Distribution Agreement (“ATM”) under which it may offer and sell common units, in amounts, at prices and on terms to be determined by market conditions and other factors, having an aggregate market value of up to $300 million. The Partnership is under no obligation to issue equity under the ATM. For the year ended December 31, 2013, the Partnership sold an aggregate of 0.9 million common units under the ATM for aggregate gross proceeds of approximately $50.1 million and an approximate $1.0 million capital contribution from the Partnership’s general partner to maintain its two percent general partner interest. The Partnership used the proceeds for general partnership purposes.

On April 2, 2013, the Partnership completed an equity offering of 10.35 million common units, including 1.35 million common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price of $39.86 per common unit.

The Partnership received offering proceeds (net of underwriting discounts and commissions) of $399.8 million from the equity offering, including proceeds from the underwriters’ exercise of their option to purchase additional common units, plus an approximate $8.4 million capital contribution from the Partnership’s general partner to maintain its two percent general partner interest. The proceeds were used for general partnership purposes, including repayment of amounts outstanding under the Partnership’s revolving credit facility.

On December 18, 2012, the Partnership completed an equity offering of 18.4 million common units (such amount includes 2.4 million common units issued pursuant to the exercise of the underwriters’ over-allotment option) representing limited partner interest in the Partnership, at a price of $32.15 per common unit.

The Partnership received gross offering proceeds (net of underwriting discounts, commissions and offering expenses) from the equity offering of approximately $569.3 million, including the exercise of the option to purchase additional units. The Partnership used the net proceeds to pay a portion of the purchase price for the CMO Acquisition.

Subscription Agreement. On December 20, 2012, the Partnership sold 5.9 million Class B units to each of the GIP II Entities and Williams and 5.6 million Class C units to each of the GIP II Entities and Williams, in each case pursuant to the subscription agreement. The Partnership received aggregate proceeds of approximately $712.1 million in exchange for the sale of Class B units and Class C units, inclusive of the capital contribution made by its general partner to maintain its 2.0 percent interest in the Partnership following the issuance of common, Class B and Class C units.

The results of operations presented and discussed in this annual report include results of operations from CMO for the twelve-day period from closing of the CMO Acquisition on December 20, 2012 through December 31, 2012.

Williams Acquisition. Concurrently with the CMO Acquisition, the GIP I Entities sold to Williams 34,538,061 of the Partnership’s subordinated units and 50% of the outstanding equity interests in Access Midstream Ventures, L.L.C., the sole member of the Partnership’s general partner (“Access Midstream Ventures”), for cash consideration of approximately $1.8 billion (the “Williams Acquisition”). The Partnership did not receive any cash proceeds from the Williams Acquisition. As a result of the closing of the Williams Acquisition, the GIP II Entities and Williams together own and control the Partnership’s general partner and the GIP I Entities no longer have any ownership interest in the Partnership or its general partner.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Limited partner and general partner units.

The following table summarizes common, subordinated, Class B, Class C and general partner units issued during the years ended December 31, 2013, 2012 and 2011:

	Limited Partner Units
	Common	Subordinated	Class B	Class C	General Partner Interests	Total
Balance at December 31, 2010	69,083,265	69,076,122	—	—	2,819,434	140,978,821
Long-term incentive plan awards	1,773	—	—	—	172	1,945
December 2011 equity issuance	9,791,605	—	—	—	199,838	9,991,443
Balance at December 31, 2011	78,876,643	69,076,122	—	—	3,019,444	150,972,209
Long-term incentive plan awards	47,810	—	—	—	976	48,786
December 2012 equity issuance	18,400,000	—	11,858,050	11,199,268	846,068	42,303,386
Balance at December 31, 2012	97,324,453	69,076,122	11,858,050	11,199,268	3,866,488	193,324,381
Long-term incentive plan awards	98,242	—	—	—	2,006	100,248
April 2013 equity issuance	10,350,000	—	—	—	211,224	10,561,224
Conversion of subordinated units to common units	69,076,122	(69,076,122)	—	—	—	—
ATM equity issuance	952,330	—	—	—	19,435	971,765
Paid-in-kind Class B unit distributions	—	—	566,308	—	11,557	577,865
Balance at December 31, 2013	177,801,147	—	12,424,358	11,199,268	4,110,710	205,535,483

Holdings of partnership equity. At December 31, 2013, the GIP II Entities held 2,055,355 notional general partner units representing a 1.0 percent general partner interest in the Partnership, 50 percent of the Partnership’s incentive distribution rights, 52,342,727 common units, 6,212,179 Class B units and 5,599,634 Class C units. The GIP II Entities’ ownership represents an aggregate 31.2 percent limited partner interest in the Partnership. Williams held 2,055,355 notional general partner units representing a 1.0 percent general partner interest in the Partnership, 50.0 percent of the Partnership’s incentive distribution rights, 34,538,061 common units, 6,212,179 Class B units and 5,599,634 Class C units. Williams ownership represents an aggregate 22.6 percent limited partner interest in the Partnership. The public held 90,920,359 common units, representing a 44.2 percent limited partner interest in the Partnership.

2.	Summary of Significant Accounting Policies

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingencies. Significant estimates include: (1) estimated useful lives of assets, which impacts depreciation and amortization; (2) accruals related to revenues, expenses and capital costs; (3) liability and contingency accruals; and (4) cost allocations. Although management believes these estimates are reasonable, actual results could differ from the Partnership’s estimates.

Cash and cash equivalents. For purposes of the consolidated financial statements, investments in all highly liquid instruments with original maturities of three months or less at date of purchase are considered to be cash equivalents. The Partnership had approximately $17.2 million and $65.0 million of cash and cash equivalents as of December 31, 2013 and 2012, respectively. Book overdrafts are checks that have been issued before the end of the period, but not presented

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to the bank for payment before the end of the period. At December 31, 2013 and 2012, book overdrafts of $25.1 million and $30.0 million, respectively, were included in accounts payable.

Accounts receivable. The majority of accounts receivable relate to gathering and treating activities. Accounts receivable included in the balance sheets are reflected net of an allowance for doubtful accounts, if warranted. At December 31, 2013 and 2012, the Partnership had no allowance for doubtful accounts.

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

Depreciation. Depreciation is calculated using the straight-line method, based on the assets’ estimated useful lives. These estimates are based on various factors including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets.  Amortization of assets recorded under capital leases is included in depreciation expense.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	December 31, 2013		December 31, 2012
	Carrying amount	Fair Value (Level 2)	Carrying amount	Fair Value (Level 2)
		($ in thousands)
Financial liabilities
Revolving credit facility	$343,500	$343,500	$—	$—
Premium on 2021 Notes	5,730	5,730	—	—
2021 Notes	750,000	801,098	350,000	370,125
2022 Notes	750,000	804,848	750,000	810,000
2023 Notes	1,400,000	1,355,382	1,400,000	1,428,882

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable reported on the balance sheet approximates fair value.

Segments. Prior to the CMO Acquisition, the Partnership’s operations were organized into a single business segment. As a result of the CMO Acquisition, the Partnership added in three new operating regions. Effective January 1, 2013, the Partnership’s chief operating decision maker began to measure performance and allocate resources based on geographic segments. The Partnership’s operations are divided into eight operating segments: Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, Niobrara Shale, Utica Shale, Mid-Continent region and Corporate.

Revenue Recognition. In 2013, the Partnership derived the majority of its revenues through gas gathering agreements with Chesapeake and Total. Pursuant to their respective applicable gas gathering agreements, Chesapeake and Total have agreed to minimum volume commitments covering production in the Barnett Shale region for each year through December 31, 2018 and for the six month period ending June 30, 2019, and, solely with respect to Chesapeake, in the Haynesville Shale region for each year through December 31, 2013 and December 31, 2017 for the Springridge and Mansfield systems, respectively. In the event either Chesapeake or Total does not meet its minimum volume commitment to the Partnership in the Barnett Shale region or Chesapeake does not meet its minimum volume commitment to the Partnership in the Haynesville Shale region, for any annual period (or six month period with respect to the six months ending June 30, 2019 in the Barnett Shale region) during the minimum volume commitment period, Chesapeake and Total will be obligated to pay a fee equal to the applicable fee for each Mcf by which the applicable party’s minimum volume commitment for such year (or six month period with respect to the six months ending June 30, 2019) exceeds the actual volumes gathered from such party’s production. The revenue associated with such shortfall fees is recognized in the fourth quarter of each year.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Environmental Expenditures. Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, and penalties and other sources are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. There are no liabilities reflected in the accompanying financial statements at December 31, 2013 and 2012.

Equity Based Compensation. Certain employees of the Partnership’s general partner receive equity-based compensation through the Partnership’s equity-based compensation programs. The fair value of the awards issued is determined based on the fair market value of the shares on the date of grant. This value is amortized over the vesting period, which is generally four years from the date of grant.

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

Included in operating expense, general and administrative expense, and income from unconsolidated affiliates is total equity-based compensation of $35.0 million, $9.0 million and $3.8 million for the Partnership during the years ended December 31, 2013, 2012 and 2011, respectively.

The LTIP provides for an aggregate of 3.5 million common units to be awarded to employees, directors and consultants of the Partnership’s general partner and its affiliates through various award types, including unit awards, restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards. The LTIP has been designed to promote the interests of the Partnership and its unitholders by strengthening its ability to attract, retain and motivate qualified individuals to serve as employees, directors and consultants. As of December 31, 2013, there was $33.5 million of unrecognized compensation expense attributable to the LTIP, of which $29.7 million is expected to be recognized over a four year period.

The following table summarizes LTIP award activity for the year ended December 31, 2013:

	Units	Value per Unit
Restricted units unvested at beginning of period	511,177	$28.55
Granted	971,667	$38.40
Vested	(101,023)	$27.40
Forfeited	(199,533)	$32.29
Restricted units unvested at end of period	1,182,288	$36.11

Intangible Assets. Intangible assets are generally amortized on a straight-line basis over their estimated useful lives, unless the assets economic benefits are consumed on an other than straight-line basis. The estimated useful life is the period over which the assets are expected to contribute directly or indirectly to the Partnership’s future cash flows. The estimated useful life of the customer relationship acquired with the Springridge gathering system and Appalachia Midstream is 15 years and 20 years for the CMO Acquisition. As of December 31, 2013, the carrying value of the Partnership’s intangible assets was $418.4 million, net of $46.0 of accumulated amortization.  The Partnership estimates that it will record $22.8 million of intangible asset amortization for each of the next five years.  As of December 31, 2012, the carrying value of the Partnership’s intangible assets was $377.8 million, net of $22.6 million of accumulated amortization.  Amortization expense was $24.0 milllion, $11.3 million and $11.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, for the Partnership.

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

ACCESS MIDSTREAM PARTNERS, L.P.

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

The partnership agreement requires that, within 45 days subsequent to the end of each quarter, the Partnership distributes all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the years ended December 31, 2013, 2012 and 2011, the Partnership paid cash distributions to its unitholders of approximately $389.1 million, $251.7 million and $200.9 million, respectively, representing the four quarterly distributions in 2013, 2012 and 2011. See also Note 14 — Subsequent Events concerning distributions approved in January 2014 for the quarter ended December 31, 2013.

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

Conversion of Subordinated Units. Upon payment of the cash distribution for the second quarter of 2013, the subordination period with respect to the Partnership’s 69,076,122 subordinated units expired and all outstanding subordinated units converted into common units on a one-for-one basis on August 15, 2013. The conversion did not impact the amount of the cash distribution paid or the total number of the Partnership’s outstanding units representing limited partner interests.

Class B Units. The Class B units are not entitled to cash distributions. Instead, prior to conversion into common units, the Class B units receive quarterly distributions of additional paid-in-kind Class B units. The amount of each quarterly distribution per Class B unit is the quotient of the quarterly distribution paid to the Partnership’s common units by the volume-weighted average price of the common units for the 30-day period prior to the declaration of the quarterly distribution to common units. Effective on the business day after the record date for the distribution on common units for the fiscal quarter ending December 31, 2014, each Class B unit will become convertible at the election of either the Partnership or the holders of such Class B unit into a common unit on a one-for-one basis. In the event of the Partnership’s liquidation, the holders of Class B units will be entitled to receive out of the Partnership’s assets available for distribution to the partners the positive balance in each such holder’s capital account in respect of such Class B units, determined after allocating the Partnership’s net income or net loss among the partners. All Class B units are held indirectly by affiliates of the Partnership’s general partner. The Class B units were issued at a discount to the market price of the common units which they are convertible. This discount totaling $58.3 million represents a beneficial conversion

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

feature and is reflected as an increase in common unitholders’ capital and a decrease in Class B units capital to reflect the fair value of the Class B units at issuance on the Partnership’s consolidated statement of changes in partners’ capital for the twelve months ended December 31, 2012. The beneficial conversion feature is considered a non-cash distribution recognized ratably from the issuance date of December 20, 2012, through the conversion date, resulting in an increase in Class B units capital and a decrease in common unitholders’ capital.

Class C Units. The Class C units were entitled to quarterly cash distributions after the common units received the minimum quarterly distribution, plus any arrearages from prior quarters. The Class C units participated pro rata thereafter and received the minimum quarterly distribution, after which the Class C units participated in further cash distributions pro rata with the Partnership’s common units. Effective on the business day after the record date for the distribution on common units for the fiscal quarter ending December 31, 2013, each Class C unit became convertible at the election of either the Partnership or the holders of such Class C unit into a common unit on a one-for-one basis. In the event of the Partnership’s liquidation, the holders of Class C units were entitled to receive out of the Partnership’s assets available for distribution to its partners the positive balance in each such holder’s capital account in respect of such Class C units, determined after allocating the Partnership’s net income or net loss among the Partners. All Class C units were held indirectly by affiliates of the Partnership’s general partner. The Class C units were issued at a discount to the market price of the common units which they are convertible. This discount totaling $36.7 million represents a beneficial conversion feature and is reflected as an increase in common unitholders’ capital and a decrease in Class C units capital to reflect the fair value of the Class C units at issuance on the Partnership’s consolidated statement of changes in partners’ capital for the twelve months ended December 31, 2012. The beneficial conversion feature is considered a non-cash distribution recognized ratably from the issuance date of December 20, 2012, through the conversion date, resulting in an increase in Class C units capital and a decrease in common unitholders’ capital. Effective February 19, 2014, all of the Class C units converted into common units on a one-for-one basis. Please read Note 14 (Subsequent Events).

General Partner Interest and Incentive Distribution Rights. The Partnership’s general partner is entitled to two percent of all quarterly distributions that the Partnership makes prior to its liquidation. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its current general partner interest. The general partner’s initial two percent interest in the Partnership’s distributions may be reduced if the Partnership issues additional limited partner units in the future (other than the issuance of common units upon conversion of outstanding Class B or the issuance of common units upon a reset of the incentive distribution rights) and its general partner does not contribute a proportionate amount of capital to the Partnership to maintain its two percent general partner interest. After distributing amounts equal to the minimum quarterly distribution to common unitholders (and Class B unitholders, upon conversion of Class B units to common units) and distributing amounts to eliminate any arrearages to common unitholders, the Partnership’s general partner is entitled to incentive distributions if the amount the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units (in thousands, except per-unit information):

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net income attributable to Access Midstream Partners, L.P.	$336,025	$178,455	$194,337
Less general partner interest in net income	(40,681)	(8,481)	(5,070)
Limited partner interest in net income	$295,344	$169,974	$189,267
Net income allocable to common units(1)	147,706	89,019	94,896
Net income allocable to subordinated units	52,564	78,736	94,371
Net income allocable to Class B units(1)	45,987	1,038	—
Net income allocable to Class C units(1)	49,087	1,181	—
Limited partner interest in net income	$295,344	$169,974	$189,267
Net income per limited partner unit – basic and diluted
Common units	$1.01	$1.11	$1.37
Subordinated units	$0.93	$1.14	$1.37
Weighted average limited partner units outstanding – basic and diluted
Common units	132,708,675	80,058,682	69,371,194
Subordinated units	42,770,421	69,076,122	69,076,122
Total	175,479,096	149,134,804	138,447,316
(1)	Adjusted to reflect amortization for the beneficial conversion feature

5.	Related Party Transactions

In June 2012, Chesapeake sold all of its ownership interests in the Partnership and its general partner; however, Mr. Dell’Osso, Executive Vice President and Chief Financial Officer of Chesapeake, remained on the Partnership’s board of directors. The Partnership does not expect to complete additional significant transactions with Chesapeake. While Mr. Dell’Osso remains on the Partnership’s board, the Partnership no longer considers Chesapeake to be an affiliate of Access Midstream Partners. Because Chesapeake was the Partnership’s affiliate for a portion of 2012, set forth below is a description of the Partnership’s transactions with Chesapeake prior to 2013.

Affiliate transactions. In the normal course of business, natural gas gathering, treating and other midstream services were provided to Chesapeake and its affiliates. Revenues were derived primarily from Chesapeake, which included volumes attributable to third-party interest owners that participated in Chesapeake’s operated wells.

Omnibus Agreement. The Partnership entered into an omnibus agreement with Access Midstream Ventures and Chesapeake Midstream Holdings that addressed the Partnership’s right to indemnification for certain liabilities and its obligation to indemnify Access Midstream Ventures and affiliated parties for certain liabilities.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

General and Administrative Services and Reimbursement. Pursuant to a services agreement, Chesapeake and its affiliates provided certain services including legal, accounting, treasury, human resources, information technology and administration. The employees supporting these operations were employees of Chesapeake Energy Marketing Inc. (“CEMI”) or Chesapeake. The consolidated financial statements for the Partnership and the predecessor included costs allocated from Chesapeake and CEMI for centralized general and administrative services, as well as depreciation of assets utilized by Chesapeake’s centralized general and administrative functions. Effective October 1, 2009, the Partnership was charged a general and administrative fee from Chesapeake based on the terms of the joint venture agreement. The established terms indicated corporate overhead costs were charged to the Partnership based on actual cost of the services provided, subject to a fee per Mcf cap based on volumes of natural gas gathered. The fee was calculated as the lesser of $0.0310/Mcf gathered or actual corporate overhead costs. General and administrative charges were $22.3 million and $23.7 million for the years ended December 31, 2012 and 2011 for the Partnership.

Additional Services and Reimbursement. At the Partnership’s request, Chesapeake also provided the Partnership with certain additional services under the services agreement, including engineering, construction, procurement, business analysis, commercial, cartographic and other similar services to the extent they were not already provided by the seconded employees. In return for such additional services, the general partner reimbursed Chesapeake on a monthly basis an amount equal to the time and materials actually spent in performing the additional services. The reimbursement for additional services was not subject to the general and administrative services reimbursement cap.

Chesapeake agreed to perform all services under the relevant provisions of the services agreement using at least the same level of care, quality, timeliness and skill as it did for itself and its affiliates and with no less than the same degree of care, quality, timeliness and skill as its past practice in performing the services for itself and the Partnership’s business during the one year period prior to September 30, 2009. In any event, Chesapeake agreed to perform such services using no less than a reasonable level of care in accordance with industry standards.

In connection with the services arrangement, the Partnership reimburses GIP for certain costs incurred by GIP in connection with assisting the Partnership in the operation of its business. The cost for these support services was $0.4 million, $1.7 million, and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Employee Secondment Agreement. Chesapeake, certain of its affiliates and the Partnership’s general partner entered into an amended and restated employee secondment agreement pursuant to which specified employees of Chesapeake were seconded to the general partner and provided operating, routine maintenance and other services with respect to the Partnership’s business under the direction, supervision and control of the general partner. Additionally, all of the Partnership’s executive officers other than its chief executive officer, Mr. Stice, were seconded to the general partner pursuant to this agreement. The general partner, subject to specified exceptions and limitations, reimbursed Chesapeake on a monthly basis for substantially all costs and expenses Chesapeake incurred relating to such seconded employees, including the cost of their salaries, bonuses and employee benefits, including 401(k), restricted stock grants and health insurance and certain severance benefits. Charges to the Partnership for the services rendered by such seconded employees were $49.4 million and $42.1 million for the years ended December 31, 2012 and 2011, respectively. These charges included $37.7 million and $37.7 million in operating expenses and $11.7 million and $4.4 million in general and administrative expenses for the years end December 31, 2012 and 2011, respectively, in the accompanying consolidated statements of operations.

Shared Services Agreement. In return for the services of Mr. Stice as the chief executive officer of the Partnership’s general partner during the years ended December 2012 and 2011, its general partner entered into a shared services agreement with Chesapeake pursuant to which its general partner reimbursed certain of the costs and expenses incurred by Chesapeake in connection with Mr. Stice’s employment. The general partner was generally expected, subject to certain exceptions, to reimburse Chesapeake for 50 percent of the costs and expenses of the amounts provided to Mr. Stice in his employment agreement; however, the ultimate reimbursement obligation was determined based on the amount of time Mr. Stice actually spent working for the Partnership.

Gas Compressor Master Rental and Servicing Agreement. The Partnership has entered into a gas compressor master rental and servicing agreement with MidCon Compression, L.L.C., (“MidCon Compression”) a wholly owned indirect subsidiary of Chesapeake, pursuant to which MidCon Compression agreed to provide the Partnership certain compression equipment that the Partnership uses to compress gas gathered on its gathering systems outside the Marcellus Shale and provide certain related services. In return for providing such equipment, the Partnership pays specified monthly rates per specified compression units, subject to an annual escalator to be applied on October 1st of

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

each year and a redetermination of such specified monthly rates to market rates effective no later than October 1, 2016. Under the compression agreement, the Partnership granted MidCon Compression the exclusive right to provide compression equipment to the Partnership in the acreage dedications through September 30, 2016. Thereafter, the Partnership will have the right to continue receiving such equipment through September 30, 2019 at market rates to be agreed upon between the parties or to receive compression equipment from unaffiliated third parties. MidCon Compression guarantees to the Partnership that the compressors will meet specified run time and throughput performance guarantees. The monthly rates are reduced for any equipment that does not meet these guarantees.  The compression agreement expires on September 30, 2019 but will continue from year to year thereafter, unless terminated by the Partnership no less than 60 days prior to the end of the term or any year thereafter. The Partnership receives substantially all of the compression capacity for its existing gathering systems in the Marcellus Shale from MidCon Compression under a long-term contract expiring on January 31, 2021 pursuant to which the Partnership has agreed to pay specified monthly rates under a fixed-fee structure subject to an annual escalator. This agreement is not subject to an exclusivity provision. Compressor charges from affiliates were $65.3 million and $57.6 million for the years ended December 31, 2012 and 2011, respectively. These charges are included in operating expenses in the accompanying consolidated statements of operations.

The Partnership is obligated to maintain general liability and property insurance, including machinery breakdown insurance with respect to the equipment. In addition, MidCon Compression has agreed to provide the Partnership with emission testing and other related services at monthly rates. The Partnership or MidCon Compression may terminate these services upon not less than six months notice.

6.	Concentration of Credit Risk

Chesapeake is the only customer from whom revenues exceeded 10 percent of consolidated revenues for the year ended December 31, 2013 for the Partnership. Chesapeake and Total are the only customers from whom revenues exceeded 10 percent of consolidated revenues for the years ended December 31, 2012 and 2011 for the Partnership. The percentage of revenues from Chesapeake, Total and other customers are as follows:

	Years Ended December 31,
	2013	2012	2011
Chesapeake	84.4%	80.7%	82.9%
Total	9.6	14.1	14.0
Other	6.0	5.2	3.1
Total(a)	100%	100%	100%
(a)	Revenues from Appalachia Midstream are accounted for as part of the Partnership’s equity method investment.

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. On December 31, 2013 and 2012, respectively, cash and cash equivalents were invested in a non-interest bearing account and money market funds with investment grade ratings. On December 31, 2013 and 2012, respectively, Chesapeake accounted for $176.5 million and $80.0 million of the Partnership’s accounts receivable balance.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Property, Plant and Equipment

A summary of the historical cost of the Partnership’s property, plant and equipment is as follows:

	Estimated Useful Lives (Years)	December 31, 2013	December 31, 2012
	($ in thousands)
Gathering systems	20	$5,974,940	$5,125,746
Other fixed assets	2 through 39	175,411	96,916
Total property, plant and equipment		6,150,351	5,222,662
Accumulated depreciation		(859,551)	(590,614)
Total net, property, plant and equipment		$5,290,800	$4,632,048

Included in gathering systems is $620.5 million and $455.4 million at December 31, 2013 and 2012, respectively, that is not subject to depreciation as the systems were under construction and had not been put into service.

Depreciation expense, including capital lease amortization, was $271.7 million, $153.8 million and $124.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, for the Partnership.

8.	Acquisitions and Divestitures

Acquisitions

CMO. On December 20, 2012, the Partnership acquired from CMD 100 percent of the issued and outstanding equity interests in Chesapeake Midstream Operating, L.L.C. (“CMO”) for total consideration of $2.16 billion. Through the acquisition of CMO, the Partnership owns certain midstream assets in the Eagle Ford, Utica, Niobrara, Haynesville, Marcellus and Mid-Continent regions. These assets include, in aggregate, approximately 1,675 miles of pipeline and 4.3 million dedicated acres as of the date of the acquisition. See Note 1 to the consolidated financial statements for additional information.

The results of operations presented and discussed in this annual report include results of operations from the CMO acquisition for the twelve-day period from closing of the acquisition on December 20, 2012 through December 31, 2012. For this period, income attributable to CMO operations was $3.0 million. The purchase price in excess of the value underlying the gas gathering system assets and working capital is approximately $263.3 million and is attributable to customer relationships acquired. This intangible asset is being amortized over a 20 year period on a straight-line basis.

The table below reflects the final allocation of the purchase price to the assets acquired and the liabilities assumed in the CMO Acquisition (in thousands).

Property, plant and equipment	$1,890,036
Intangible asset	263,262
Other	6,702
Total purchase price	$2,160,000

The initial purchase price allocation was based on an assessment of the fair value of the assets acquired and liabilities assumed in the CMO Acquisition. The fair values of the gathering assets, related equipment, and intangible assets acquired were based on the market, cost and income approaches. All fair-value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs.  Upon completion of the initial purchase price allocation, the Partnership reviewed its assessment, including the identification and fair valuation of assets acquired and liabilities assumed.  During the third quarter 2013, the Partnership finalized certain of the estimates used in the initial purchase price allocation, primarily with respect to the valuation of assets and liabilities assumed in the Marcellus region.  The balance sheet has been prospectively adjusted to reflect these changes, the most significant of which included a decrease to property, plant and equipment of $70.8 million, an increase to intangible assets of $55.4 million and an increase to other net assets of $15.4 million. None of the adjustments impacted the partnership’s statements of operations.

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

The results of operations presented and discussed in this annual report include results of operations from the Appalachia Midstream for the full year of operations in 2012 and the three-day period from closing of the acquisition on December 29, 2011, through December 31, 2011. The Partnership’s interest in the gas gathering systems is accounted for as an equity investment and is included in income from unconsolidated affiliate. For the three-day period ended December 31, 2011, income from unconsolidated affiliate attributable to Marcellus operations was $0.4 million. The purchase price in excess of the value underlying the gas gathering system assets and working capital is approximately $461.2 million and is attributable to customer relationships acquired. This intangible asset is being amortized over a 15 year period on a straight-line basis.

The following table presents the pro forma condensed financial information of the Partnership as if the CMO Acquisition and our acquisition of Appalachia Midstream each occurred on January 1, 2011. The pro forma adjustments reflected in the pro forma condensed consolidated financial statements are based upon currently available information and certain assumptions and estimates; therefore, the actual effects of these transactions will differ from the pro forma adjustments. However, the Partnership’s management considers the applied estimates and assumptions to provide a reasonable basis for the presentation of the significant effects of certain transactions that are expected to have a continuing impact on the Partnership. In addition, the Partnership’s management considers the pro forma adjustments to be factually supportable and to appropriately represent the expected impact of items that are directly attributable to the transfer of CMO and Appalachia Midstream to the Partnership.

	Year Ended December 31,	Year Ended December 31,
	2012	2011
	(in thousands)
Revenues, including revenue from affiliates	$670,702	$689,840
Net income	$117,334	$69,390
Net income attributable to Access Midstream Partners, L.P.	$117,861	$69,390
Net income per common unit – basic and diluted	$0.72	$0.49
Net income per subordinated unit – basic and diluted	$0.74	$0.49

Divestitures

On September 4, 2013, the Partnership sold Mid-Atlantic Gas Services, L.L.C. (“Mid-Atlantic”) to Chesapeake for net proceeds of $32.9 million.  Mid-Atlantic was acquired by the Partnership in December 2012 as part of the CMO Acquisition and consisted of midstream assets in the Marcellus Shale region.  These assets were not part of the Partnership’s equity investment in Appalachia Midstream.  The net proceeds equaled the Partnership’s basis in the assets. Consequently, the Partnership did not recognize any gain or loss as a result of the sale.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Unconsolidated Affiliates

At December 31, 2013 and 2012, the Partnership had the following investments:

	Net Ownership Interest	December 31, 2013	December 31, 2012
	($ in thousands)
Utica East Ohio Midstream LLC	49.00%	$471,891	$125,416
Liberty gas gathering system	33.75%	354,316	264,625
Panhandle gas gathering system	67.50	237,656	149,654
Victory gas gathering system	67.50	190,353	178,011
Rome gas gathering system	33.75	181,147	160,087
Overfield gas gathering system	67.50	125,959	101,339
Smithfield gas gathering system	67.50	107,009	82,347
Selbyville gas gathering system	67.50	73,463	65,354
Ranch Westex JV, LLC	33.33	36,060	35,012
Other gas gathering systems	various	158,749	135,966
Total investments in unconsolidated affiliates		$1,936,603	$1,297,811

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

Utica East Ohio Midstream, LLC. The Partnership acquired UEOM as part of the CMO Acquisition in December 2012. In March 2012, CMO entered into an agreement to form Utica East Ohio Midstream LLC (“UEOM”) with M3 Midstream, L.L.C. and EV Energy Partners, L.P. to develop necessary infrastructure for the gathering, processing and fractionation of natural gas and NGLs in the Utica Shale play in Eastern Ohio. The infrastructure complex, which is currently under construction, consists of natural gas gathering and compression facilities constructed and operated by the Partnership, as well as processing, NGL fractionation, loading and terminal facilities constructed and operated by M3 Midstream, L.L.C. The Partnership owns a 49 percent interest and UEOM is accounted for as an equity investment because the power to direct the activities which are most significant to UEOM’s economic performance is shared between the Partnership and the other equity holders.

Ranch Westex JV, LLC. The Partnership acquired Ranch Westex as part of the CMO Acquisition in December 2012. On December 1, 2011, CMO entered into a joint venture to form Ranch Westex JV, LLC. (“Ranch Westex”) with Regency Energy Partners, LP and Anadarko Pecos Midstream LLC to build a processing facility in Ward County, Texas, to process natural gas delivered from the liquids-rich Bone Springs and Avalon Shale formations. The Partnership owns a 33.33 percent interest and Ranch Westex is accounted for as an equity method investment because the power to direct the activities that are most significant to Ranch Westex’s economic performance is shared among the three equity holders. The project consists of two plants, a refrigeration plant and a cryogenic processing plant.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unconsolidated Affiliates Financial Information.

The following tables sets forth summarized financial information of the investments in which the Partnership acquired an interest in December 2013 and 2012, as follows:

	December 31, 2013	December 31, 2012
	($ in thousands)
Balance Sheet
Current assets	$196,567	$70,234
Property, plant, and equipment	3,249,371	1,528,894
Other assets	6,166	301
Total assets	$3,452,104	$1,599,429
Current liabilities	$96,275	$23,424
Other liabilities	87,886	111,718
Partner’s capital	3,267,943	1,464,287
Total liabilities and partner’s capital	$3,452,104	$1,599,429

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	($ in thousands)
Income Statement
Revenue	$520,388	$308,845	$1,150
Operating expenses	$230,974	$97,594	$195
Net income	$289,441	$211,361	$955

10.	Asset Retirement Obligations

The following table provides a summary of changes in asset retirement obligations, which are included in other liabilities in the accompanying consolidated balance sheets. Revisions in estimates for the periods presented relate primarily to revisions of current cost estimates, inflation rates and/or discount rates.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Asset retirement obligations, beginning of period	$5,335	$3,409	$2,878
Additions	—	1,816	131
Revisions	(1,314)	(133)	193
Accretion expense	500	243	207
Deletions	—	—	—
Asset retirement obligations, end of period	$4,521	$5,335	$3,409

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Long-Term Debt and Interest Expense

The following table presents the Partnership’s outstanding debt as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Revolving credit facility	$343,500	$—
5.875 percent senior notes due April 2021	750,000	350,000
6.125 percent senior notes due July 2022	750,000	750,000
4.875 percent senior notes due May 2023	1,400,000	1,400,000
Premium on 5.875 percent senior notes due April 2021	5,730	—
Total long-term debt	$3,249,230	$2,500,000

Revolving Credit Facility. On May 13, 2013, the Partnership amended its existing senior secured revolving credit facility. The amended and restated revolving credit facility matures in May 2018 and includes revolving commitments of $1.75 billion, including a sub-limit of $100 million for same-day swing line advances and a sublimit of $200 million for letters of credit. In addition, the revolving credit facility’s accordion feature allows the Partnership to increase the available borrowing capacity under the facility up to $2.0 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the revolving credit facility.

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

The revolving credit facility agreement contains certain negative covenants that (i) limit the Partnership’s ability, as well as the ability of certain of its subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require the Partnership to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for the Partnership to maintain the EBITDA to interest expense ratio and allows for the Partnership to release all collateral securing the revolving credit facility if the Partnership reaches investment grade status. The revolving credit facility agreement also requires the Partnership to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after the Partnership has released all collateral upon achieving investment grade status). The Partnership was in compliance with all covenants under the agreement at December 31, 2013.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Senior Notes. On December 19, 2012, the Partnership and ACMP Finance Corp., a wholly owned subsidiary of Access MLP Operating, L.L.C., completed a public offering of $1.4 billion in aggregate principal amount of 4.875 percent senior notes due 2023 (the “2023 Notes”). The Partnership used a portion of the net proceeds to fund a portion of the purchase price for the CMO Acquisition, and the balance to repay borrowings outstanding under the Partnership’s revolving credit facility. Debt issuance costs of $25.9 million are being amortized over the life of the 2023 Notes.

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

On August 14, 2013, the Partnership issued $400 million in aggregate principal amount of additional 5.875 percent senior notes due 2021 (the “Additional Notes”). The Additional Notes are additional to the $350 million of 2021 Notes initially issued on April 19, 2011 and are fully fungible with, rank equally with and form a single series with the 2021 Notes.  The Additional Notes were issued at a price of 101.5 percent of the principal amount plus accrued interest from April 15, 2013, resulting in net proceeds of $400.8 million, which was used for general partnership purposes, including funding working capital, repayment of indebtedness and funding the Partnership’s capital expenditure program.  Debt issuance costs of $5.8 million are being amortized over the life of the Additional Notes.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Capitalized Interest. Interest expense was net of capitalized interest of $43.9 million, $14.6 million, and $9.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, for the Partnership.

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

Litigation and legal proceedings. From time to time, the Partnership is involved in legal, tax, regulatory and other proceedings in various forums regarding performance, contracts and other matters that arise in the ordinary course of business. Management is not aware of any such proceedings for which a final disposition could have a material effect on the Partnership’s results of operations, cash flows or financial position. There was not an accrual for legal contingencies as of December 31, 2013 or 2012.

Operating lease commitments. Certain property, equipment and operating facilities are leased under various operating leases. Costs are also incurred associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations.

Rental expense related to leases was $104.5 million, $81.1 million, $60.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, for the Partnership. The Partnership’s remaining contractual lease obligations as of December 31, 2013 include obligations with an affiliate of Chesapeake for compression equipment as compression services are needed to support pipeline that is being placed in service in future periods. Contractual lease obligations also include remaining payments for the Partnership’s headquarter buildings and other lease agreements.

Future minimum rental payments due under operating leases as of December 31, 2013 are as follows:

(in thousands)
2014	$69,774
2015	54,058
2016	42,044
2017	26,274
2018	8,931
Thereafter	18,685
Future minimum lease payments	$219,766

Capital lease commitments.  The Partnership entered into one and three year capital leases for certain computer equipment.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets under capital leases are summarized as follows (in thousands):

December 31,
2013
Computer software	$9,370
Less: Accumulated amortization	(2,063)
Net assets under capital lease	$7,307

The following are the minimum lease payments to be made in each of the following years indicated for the capital lease in effect as of December 31, 2013 (in thousands):

Fiscal Year	(in thousands)
2014	$3,667
2015	3,667
2016	969
Less: Interest	(582)
Net minimum lease payments under capital leases	7,721
Less: Current portion of net minimum lease payments	(3,287)
Long-term portion of net minimum lease payments	$4,434

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Segment Information

Prior to the CMO Acquisition, the Partnership’s operations were organized into a single business segment. As a result of the CMO Acquisition, the Partnership added assets in three new operating regions. Effective January 1, 2013, the Partnership’s chief operating decision maker began to measure performance and allocate resources based on geographic segments. The Partnership’s operations are divided into eight operating segments: Barnett Shale, Eagle Ford Shale, Haynesville Shale, Marcellus Shale, Niobrara Shale, Utica Shale, Mid-Continent and Corporate. Summarized financial information for the reportable segments is shown in the following tables, presented in thousands.

For the year ended December 31, 2013
	Barnett		Eagle Ford		Haynesville	Marcellus		Niobrara
Revenues	$433,709		$278,282		$119,209	$10,989		$15,095
Operating expenses	96,926		59,059		41,176	4,834		9,090
Depreciation and amortization expense	97,941		51,433		80,770	1,381		4,284
General and administrative expense	—		—		—	—		—
Other operating expense	—		—		—	—		—
Operating income (loss)	$238,842		$167,790		$(2,737)	$4,774		$1,721
Income (loss) from unconsolidated affiliates	$—		$—		$—	$133,036		$—
Capital expenditures	$50,627		$316,002		$17,186	$2,590	(1)	$59,115	(2)
Total assets	$1,511,405		$1,172,022		$1,276,795	$1,452,797		$137,319
	Utica		Mid-Continent		Corporate	Consolidated
Revenues	$44,063		$171,875		$—	$1,073,222
Operating expenses	19,065		70,609		37,957	338,716
Depreciation and amortization expense	9,451		36,435		14,484	296,179
General and administrative expense	—		—		104,332	104,332
Other operating expense	—		—		2,092	2,092
Operating income (loss)	$15,547		$64,831		$(158,865)	$331,903
Income (loss) from unconsolidated affiliates	$(3,842)		$1,226		$—	$130,420
Capital expenditures	$342,839	(3)	$106,718	(4)	$163,522	$1,058,599
Total assets	$1,040,199		$773,104		$553,805	$7,917,446
(1)	Amount excludes $289.7 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.
(2)	Amount includes $29.6 million of capital expenditures attributable to noncontrolling interest owners.
(3)

Amount excludes $376.8 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates and includes $122.0 million of capital expenditures attributable to noncontrolling interest owners.

(4)	Amount excludes $4.9 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the year ended December 31, 2012
	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$395,467	$7,232	$68,184	$783		$116
Operating expenses	101,703	1,604	15,642	188		85
Depreciation and amortization expense	93,343	968	33,210	6		79
General and administrative expense	—	—	—	—		—
Other operating expense	—	—	—	—		—
Operating income (loss)	$200,421	$4,660	$19,332	$589		$(48)
Income (loss) from unconsolidated affiliates	$—	$—	$—	$67,592		$—
Capital expenditures	$98,507	$11,796	$23,578	$—	(1)	$1,967
Total assets	$1,573,789	$925,694	$1,324,599	$1,142,550		$91,236
	Utica	Mid-Continent	Corporate	Consolidated
Revenues	$353	$136,312	$—	$608,447
Operating expenses	159	52,979	25,279	197,639
Depreciation and amortization expense	48	32,042	5,821	165,517
General and administrative expense	—	—	67,579	67,579
Other operating expense	—	—	(766)	(766)
Operating income (loss)	$146	$51,291	$(97,913)	$178,478
Income (loss) from unconsolidated affiliates	$(38)	$(12)	$—	$67,542
Capital expenditures	$126	$184,285	$30,241	$350,500
Total assets	$356,662	$714,510	$432,060	$6,561,100
(1)	Amount excludes $384.4 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

For the year ended December 31, 2011
	Barnett	Eagle Ford	Haynesville	Marcellus	Niobrara
Revenues	$361,843	$—	$93,107	$—	—
Operating expenses	94,009	—	18,057	—	—
Depreciation and amortization expense	76,979	—	29,051	—	—
General and administrative expense	—	—	—	—	—
Other operating expense	—	—	—	—	—
Operating income	$190,855	$—	$45,999	$—	$—
Income from unconsolidated affiliates	$—	$—	$—	$433	$—
Capital expenditures	$253,126	$—	$56,087	$—	$—
Total Assets	$1,584,207	$—	$527,527	$886,558	$—
	Utica	Mid-Continent	Corporate	Consolidated
Revenues	$—	$110,979	$—	$565,929
Operating expenses	—	47,749	17,036	176,851
Depreciation and amortization expense	—	28,014	2,125	136,169
General and administrative expense	—	—	40,380	40,380
Other operating expense	—	—	739	739
Operating income	$—	$35,216	$(60,280)	$211,790
Income from unconsolidated affiliates	$—	$—	$—	$433
Capital expenditures	$—	$88,259	$21,362	$418,834
Total Assets	$—	$531,410	$153,536	$3,683,238

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Subsequent Events

On January 24, 2014, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.555 per unit, or $122.1 million in aggregate. The cash distribution was paid on February 14, 2014 to unitholders of record at the close of business on February 7, 2014.

Under the partnership agreement, the Class C units became convertible into common units on a one-for-one basis at the election of either the Partnership or the holders of the Class C units on February 10, 2014 (the first business day following the record date for the Partnership’s 2013 fourth quarter cash distribution).  After February 10, 2014, the Partnership received notice from certain of the GIP II Entities and Williams, as holders of the Class C units, of their election to convert all of the Class C units.  All of the outstanding Class C units were converted into common units on a one-for-one basis effective February 19, 2014.  The common units resulting from this conversion will participate pro rata with the other common units in quarterly distributions.  The conversion did not impact the total number of the Partnership’s outstanding units representing limited partner interests.

15.	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2013 and 2012 are as follows ($ in thousands except per share data):

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$236,959	$247,242	$260,943	$328,078
Gross profit(a)	$154,196	$164,398	$177,410	$238,502
Net income	$60,696	$70,427	$79,211	$130,815
Net income attributable to Access Midstream Partners, L.P.	$59,538	$69,213	$78,217	$129,057
Net income per common units	$0.14	$0.18	$0.22	$0.47
Net income per subordinated units	$0.29	$0.31	$0.33	$—
	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$154,674	$149,332	$156,092	$148,349
Gross profit(a)	$105,992	$104,601	$106,287	$93,928
Net income	$52,366	$51,606	$50,228	$24,187
Net income attributable to Access Midstream Partners, L.P.	$52,366	$51,606	$50,228	$24,255
Net income per common units	$0.34	$0.34	$0.32	$0.11
Net income per subordinated units	$0.34	$0.34	$0.32	$0.14
(a)	Total revenue less operating costs.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2013.

Changes in Internal Control over Financial Reporting

No changes in the Partnership’s internal control over financial reporting occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting and the audit report on our internal control over financial reporting of our independent registered public accounting firm are included in Item 8 of this report.

ITEM 9B.	Other Information

None

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

The directors of our general partner oversee our operations. Access Midstream Ventures, which is jointly and equally owned by the GIP II Entities and Williams, is the sole member of our general partner and has the right to appoint our general partner’s entire board of directors. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operations, and the GIP II Entities and Williams have agreed between themselves as to how and when replacement, removals and appointments of directors may be made. Our general partner currently has 13 directors: Alan S. Armstrong, Donald R. Chappel, James E. Scheel, James J. Cleary, William A. Woodburn, William J. Brilliant, J. Mike Stice, Robert S. Purgason, Dominic J. Dell’Osso, Jr., David A. Daberko, Philip L. Frederickson, Suedeen G. Kelly and William B. Berry. Our general partner’s board of directors has affirmatively determined that David A. Daberko, William B. Berry, Philip L. Frederickson and Suedeen G. Kelly satisfy the NYSE and SEC requirements for independence for directors. The NYSE does not require a listed publicly traded partnership, like us, to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating/corporate governance committee, although our general partner’s board of directors has established an audit committee, a conflicts committee, a compensation committee and a risk committee.

The officers of our general partner manage and conduct our operations. In 2013, all of the executive officers of our general partner devoted all of their time to manage and conduct our operations.

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

Name	Age	Position with Access Midstream Partners GP, L.L.C.
J. Mike Stice	54	Chief Executive Officer and Director
Robert S. Purgason	57	Chief Operating Officer and Director
David C. Shiels	48	Chief Financial Officer
Walter Bennett	44	Senior Vice President – Western Operations
John D. Seldenrust	49	Senior Vice President – Eastern Operations
David A. Daberko	68	Chairman of the Board
Alan S. Armstrong	51	Director
William B. Berry	61	Director
William J. Brilliant	38	Director
Donald R. Chappel	62	Director
James J. Cleary	59	Director
Domenic J. Dell’Osso, Jr.	37	Director
Philip L. Frederickson	57	Director
Suedeen G. Kelly	62	Director
James E. Scheel	49	Director
William A. Woodburn	63	Director

J. Mike Stice, Ed.D. has served as Chief Executive Officer of our general partner since January 2010 and as a director of our general partner since July 2012. Mr. Stice was also Senior Vice President—Natural Gas Projects of Chesapeake Energy Corporation and President and Chief Operating Officer of Chesapeake’s primary midstream subsidiaries from November 2008 through December 2012. Prior to joining our general partner and Chesapeake, Mr. Stice spent 27 years with ConocoPhillips and its predecessor companies, where he most recently served as President of ConocoPhillips Qatar, responsible for the development, management and construction of natural gas liquefaction and regasification (LNG) projects. While at ConocoPhillips, he also served as Vice President of Global Gas, as President of Gas and Power and as President of Energy Solutions in addition to other roles in ConocoPhillips’ upstream and midstream business units. Mr. Stice graduated from the University of Oklahoma in 1981, from Stanford University in 1995 and from George Washington University in 2011.  Mr. Stice also serves on the board of directors of U.S. Silica Holdings, Inc. (NYSE: SLCA).  We believe that Mr. Stice’s extensive formal education and proven leadership skills bring important experience and skill to the board.

Robert S. Purgason has served as Chief Operating Officer of our general partner since January 2010 and as a director of our general partner since July 2012. Prior to joining our general partner, Mr. Purgason spent five years at Crosstex Energy Services, L.P. and was promoted to Senior Vice President—Chief Operating Officer in November 2006. Prior to Crosstex, Mr. Purgason spent 19 years with The Williams Companies in various senior business development and operational roles. Mr. Purgason began his career at Perry Gas Companies in Odessa, Texas working in all facets of the natural gas treating business. Mr. Purgason graduated from the University of Oklahoma in 1978.  We believe that Mr. Purgason’s long experience with the formation and management of several MLPs brings important experience and skill to the board.

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

Walter Bennett has served as Senior Vice President – Western Operations of our general partner since December 2013 and manages the Anadarko, Midcontinent, Niobrara, Barnett, Permian, Eagle Ford and Haynesville operating areas. He most recently was Vice President – Western Operations for Access. Prior, he was Chief Operating Officer of Chesapeake Midstream Development.  Prior to joining our general partner, Mr. Bennett served as Senior Vice President-Operations at Boardwalk Pipeline Partners in Houston, Texas. Previously, Mr. Bennett served in a variety of senior positions at Gulf South Pipeline Company that included operations and commercial responsibilities. He began his career at a subsidiary of Koch Industries in Gary, Indiana. Mr. Bennett earned his Bachelor of Science degree in Mechanical Engineering from the University of Wisconsin-Madison in 1992 and his Master of Business Administration from Louisiana State University in 2004.

John D. Seldenrust has served as Senior Vice President – Eastern Operations of our general partner since December 2013 and manages both the Marcellus and Utica operating areas, including overseeing the Utica East Ohio and other existing joint venture relationships in the area. He most recently served as Vice President – Eastern Operations and was formerly Vice President - Engineering & Construction for our general partner, a role he held since 2008. In this position, Mr. Seldenrust helped lead Access’ infrastructure expansion, including conceptual design, procurement, construction, engineering standards and operations support.  Prior to joining our general partner, Mr. Seldenrust held Reservoir, Production and Facilities Engineering positions with ARCO Oil & Gas, Vastar Resources and BP America. He earned a degree in Chemical Engineering from Texas A&M University in 1987.

David A. Daberko has served as a director of our general partner since August 2010 and as Chairman of our general partner’s board of directors since December 2010. Mr. Daberko is the retired Chairman and Chief Executive Officer of National City Corporation (NYSE: NCC) where he worked for 39 years. He joined National City Bank in 1968 as a management trainee and held a number of management positions within the company. In 1985, he led the assimilation of the former BancOhio National Bank into National City Bank, Columbus. In 1987, Mr. Daberko was elected Deputy Chairman of National City Corporation and President of National City Bank in Cleveland. He served as President and Chief Operating Officer from 1993 until 1995 when he was named Chairman and Chief Executive Officer. He retired as Chief Executive Officer in June 2007 and as Chairman in December 2007. Mr. Daberko also serves on the board of directors of RPM International, Inc. (NYSE: RPM), Marathon Petroleum Corporation (NYSE: MPC) and MPLX LP (NYSE: MPLX). He is a trustee of Case Western Reserve University, University Hospitals Health System and Hawken School. Mr. Daberko also previously served as a director of National City Corporation and OMNOVA Solutions, Inc. Mr. Daberko

graduated from Denison University in 1967 and from Case Western Reserve University in 1970. We believe that Mr. Daberko’s extensive financial industry background, particularly the leadership and management skills he acquired while serving as a chief executive officer, brings important experience and skill to the board.

Alan S. Armstrong has served as a director of our general partner since December 2012. Mr. Armstrong currently serves as president and chief executive officer of Williams (NYSE: WMB), which owns approximately 22.6% of our limited partner interests and 50% of our general partner. Prior to that, Mr. Armstrong served as president of Williams’ midstream and olefins business in Canada and the United States. Additionally, he serves as chairman of the board and chief executive officer for Williams Partners L.P. (NYSE: WPZ) and serves as a director of BOK Financial Corporation (NASDAQ: BOKF). Previously, Mr. Armstrong served Williams as vice president of Gathering & Processing; vice president of Commercial Development; vice president of Retail Energy Services and director of Commercial Operations for Williams Field Services’ Gulf Coast division. He joined Williams in 1986 as an engineer. Mr. Armstrong graduated from the University of Oklahoma in 1985 with a bachelor’s degree in civil engineering. We believe that Mr. Armstrong’s experience in the energy industry, particularly his midstream expertise, brings important experience and skill to the board.

William B. Berry has served as a director of our general partner since June 2013.  Mr. Berry is a retired oil and gas executive with over 37 years of industry experience. From 2003 to 2008, he was Executive Vice President of ConocoPhillips. He also held other senior executive positions with Phillips Petroleum Co., including Senior Vice President, Exploration and Production. Prior to his executive positions, he held various management roles including Manager, Corporate Planning and Budgeting. Mr. Berry also serves on the boards of directors for Willbros Group Inc. (NYSE: WG) and Teekay Corp (NYSE: TK). He has bachelor’s and master’s degrees in petroleum engineering from Mississippi State University, where he also serves on the Dean’s Advisory Council and the Foundation Board. In March 2010, he became the Honorary Consul for the Consulate of the Republic of Kazakhstan in Houston.  We believe that Mr. Berry’s energy industry background brings important experience and skill to the board.

William J. Brilliant has served as a director of our general partner since June 2012. Mr. Brilliant is currently a Principal of GIP, which owns approximately 31.2% of our limited partner interests and 50% of our general partner, and focuses on North American energy investments, where he has served as a member of the investment team since May 2007. Prior to joining GIP, Mr. Brilliant was an investment banker in the Global Financial Sponsors Group at Lehman Brothers from 2005 to 2007, providing M&A and financial advisory to investment funds throughout their investment cycle. Mr. Brilliant graduated from the University of California at Los Angeles in 1998 and the Wharton School at the University of Pennsylvania in 2005. We believe that Mr. Brilliant’s energy industry background, particularly his expertise in mergers and acquisitions, brings important experience and skill to the board.

Donald R. Chappel has served as a director of our general partner since December 2012. Mr. Chappel currently serves as senior vice president and chief financial officer for Williams (NYSE: WMB), which owns approximately 22.6% of our limited partner interests and 50% of our general partner. He was a key member of the executive team that led Williams’ successful turnaround, and led the restructuring of the company’s finances, including strengthened capital discipline, business process/IT reengineering and outsourcing. Mr. Chappel also led several key strategic initiatives including Williams’ IPO of Williams Partners (NYSE:WPZ), the drop-down of key assets, the merger of Williams Partners and Williams Pipeline Partners LP, the planned separation of Williams’ E&P business and Williams’ repositioning as an energy infrastructure company with a high dividend/high growth financial strategy. Mr. Chappel joined the board of directors of SuperValu (NYSE: SVU) in 2010 and serves on its audit committee, corporate governance and nominating committee. Mr. Chappel’s previous experience includes several key positions at Waste Management, where he twice held the position of chief financial officer. Mr. Chappel also served in financial leadership roles at Beatrice Companies, Esmark and Arthur Andersen & Company. Mr. Chappel graduated from the University of Illinois with a bachelor’s degree in accounting and is a certified public accountant. We believe that Mr. Chappel’s experience in the energy industry, particularly his financial strategy and oversight expertise, brings important experience and skill to the board.

James J. Cleary has served as a director of our general partner since December 2013. Mr. Cleary joined GIP, which owns approximately 31.2% of our limited partner interests and 50% of our general partner, in May 2012 and currently serves as a managing director. Prior to joining GIP, Mr. Cleary was the President of El Paso Corporation’s Western Pipelines and previously served as the President of ANR Pipeline Company. Prior to 2001, Mr. Cleary was the Executive Vice President and General Counsel of Southern Natural Gas Company. He has served on the board of Gibson Energy Inc. (TSX: GEI) since April 2013. Mr. Cleary graduated from the College of William & Mary in 1976 and from Boston College Law School in 1979.  We believe that Mr. Cleary’s extensive energy industry background, particularly his natural gas pipeline expertise, brings important experience and skill to the board.

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

Suedeen G. Kelly has served as a director of our general partner since August 2010. Ms. Kelly has been a Partner in the law firm of Akin Gump Strauss Hauer & Feld LLP since November 2012. From April 2010 to October 2012, Ms. Kelly was a Partner in the law firm of Patton Boggs LLP. Ms. Kelly is a former Commissioner of the Federal Energy Regulatory Commission. Ms. Kelly was nominated by both Presidents Bush and Obama to three terms as Commissioner of the Federal Energy Regulatory Commission from 2003 to 2009. In 2000, she worked as Regulatory Counsel to the California Independent System Operator. In 1999, Ms. Kelly was an aide to U.S. Senator Jeff Bingaman. She was a full-time professor at the University of New Mexico School of Law from 1986 to 1999, where she taught energy and public utility law. Before joining the faculty, Ms. Kelly was Chair of the New Mexico Public Service Commission. Ms. Kelly has also been in the private practice of law with the Modrall Law Firm; Luebben, Hughes & Kelly; Ruckelshaus, Beveridge, Fairbanks & Diamond; and the Natural Resources Defense Council. Mrs. Kelly graduated from the University of Rochester in 1973 and from Cornell Law School in 1976. We believe that Ms. Kelly’s extensive energy industry background, particularly her expertise in federal and state regulatory matters, brings important experience and skill to the board.

James E. Scheel has served as a director of our general partner since December 2012.  Mr. Scheel currently serves as senior vice president of Northeast G&P for Williams Partners L.P. (NYSE: WPZ)  and for Williams (NYSE: WMB).  Before being appointed to his current role, Mr. Scheel previously served as senior vice president of corporate strategic development for Williams which owns approximately 22.6% of our limited partner interests and 50% of our general partner, where he was responsible for enterprise-level business development and customer relationship management. Mr. Scheel served as vice president of business development for Williams’ midstream business. Mr. Scheel joined Williams in 1988 as a business development analyst. Throughout his career at Williams, he has served in many leadership roles in the areas of business and strategic development, domestic and international operations, engineering and natural gas liquids marketing and has facilitated more than $6 billion in transactions and business integrations. Mr. Scheel graduated from the University of Tulsa in 1986 with a bachelor’s degree in petroleum engineering. We believe that Mr. Scheel’s extensive energy industry background, particularly his midstream expertise, brings important experience and skill to the board.

William A. Woodburn has served as a director of our general partner since January 2010. Mr. Woodburn is currently a partner of GIP, which owns approximately 31.2% of our limited partner interests and 50% of our general partner, and oversees GIP’s operating team. Mr. Woodburn is a member of the board of GIP and of its Investment and Portfolio Valuation Committees and serves as chairman of its Portfolio Committee. Prior to the formation of GIP in 2006, Mr. Woodburn was the President and Chief Executive Officer of GE Infrastructure, which encompassed Water Technologies, Security and Sensing Growth Platforms and GE Fanuc Automation. Prior to his tenure at GE Infrastructure, Mr. Woodburn served as President and Chief Executive Officer of GE Specialty Materials. From 2000 to 2001, Mr. Woodburn served as Executive Vice President and member of the Office of Chief Executive Officer at GE Capital and

served as a member of the board of GE Capital from 2000 to 2001. Mr. Woodburn joined General Electric in 1984 and held leadership positions at GE Lighting (1984-1993) and GE Superabrasives (1994-2000). Prior to joining General Electric, Mr. Woodburn held process engineering and marketing positions at Union Carbide’s Linde Division for five years and was an engagement manager at McKinsey & Company for four years focusing on energy and transportation industries. Mr. Woodburn is a director of the GIP portfolio companies Gatwick Airport Limited, Terra-Gen Power Holdings, LLC and Edinburgh Airport. Mr. Woodburn graduated from the U.S. Merchant Marine Academy in 1973 and from Northwestern University in 1975. We believe that Mr. Woodburn’s extensive energy industry background, particularly the leadership skills he developed while serving in several executive positions, brings important experience and skill to the board.

Board of Directors

Committees

Our general partner’s board of directors has four standing committees: the audit committee, conflicts committee, compensation committee and risk committee.

Audit Committee. The audit committee consists of three independent members of our general partner’s board of directors, Messrs. Daberko and Frederickson and Ms. Kelly. Mr. Daberko is the current chairman of the audit committee. The members of the audit committee must meet the independence and experience standards established by the NYSE and the Exchange Act. The board has determined that each member of the audit committee is independent under the NYSE listing standards and the Exchange Act. The audit committee held eight meetings in 2013.

Mr. Daberko has been designated by our general partner’s board of directors as an “audit committee financial expert” meeting the requirements promulgated by the SEC, based upon his education and employment experience as more fully detailed in Mr. Daberko’s biography set forth above.

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

Conflicts Committee. The conflicts committee consists of three independent members of our general partner’s board of directors, Messrs. Daberko and Frederickson and Ms. Kelly. Mr. Frederickson is the current chairman of the conflicts committee. The conflicts committee reviews specific matters that the board believes may involve conflicts of interest (including certain transactions with Chesapeake historically, GIP, Williams and/or Access Midstream Ventures) and which it determines to submit to the conflicts committee for review. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Williams, GIP and/or Access Midstream Ventures, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. The conflicts committee held two meetings in 2013.

Compensation Committee. The compensation committee consists of five members of our general partner’s board of directors, Messrs. Armstrong, Chappel, Daberko, Frederickson and Woodburn. Ms. Kelly was replaced as the chairman by Matthew C. Harris effective March 14, 2013.  Mr. Harris was replaced as the chariman by Mr. Woodburn effective October 24, 2013. Mr. Woodburn is the current chairman of the compensation committee. The objectives of the compensation committee are to develop an executive compensation system that is competitive with the Partnership’s peers and encourages both short-term and long-term performance in a manner beneficial to the Partnership and its operations. In fulfilling this objective, the compensation committee oversees compensation decisions for the officers of our general partner and administers our Long Term Incentive Plan with respect to the officers of our general partner, selecting individuals to be granted equity-based awards from among those eligible to participate. The compensation committee has adopted a charter, which has been ratified and approved by the board of directors. The compensation committee held five meetings in 2013.

Risk Committee. The risk committee consists of three members of our general partner’s board of directors, Messrs. Brilliant and Scheel and Ms. Kelly. Ms. Kelly is the current chairman of the risk committee.  The objectives of the risk committee is to properly align, oversee and approve the Partnership’s management of key risks, including operational, reporting and compliance risks, as well as the guidelines, policies and processes for monitoring and mitigating such risks.  The risk committee has adopted a charter, which has been ratified and approved by the board of directors.  The risk committee held four meetings in 2013.

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

It is management’s responsibility, subject to the oversight of our general partner’s board of directors, to monitor and, to the extent possible, mitigate the negative impact of uncertainty in the business environment on our operations and our financial objectives. Our general partner maintains an enterprise risk management (“ERM”) program overseen by its management level Risk Management Committee, which is comprised of our general partner’s Chief Operating Officer, our general partner’s Vice President of Environmental Health and Safety and our general partner’s Vice President and General Counsel. Significant risks and the possible approaches to mitigate such risks are reviewed by the risk committee at periodic meetings and presented to the board’s risk management director to assess the impact on our strategic objectives and risk tolerance levels. Ms. Kelly currently serves as the board’s risk management director and updates the board on a quarterly basis regarding any risk management developments. In addition, the audit committee is responsible for overseeing the Partnership’s financial risks. A number of other processes at the board level support our risk management effort, including board reviews of our long-term strategic plans, capital budget and certain capital projects, interest rate hedging policy, significant acquisitions and divestitures, capital markets transactions and the delegation of authority to our management. Our Compensation Committee does not believe our compensation programs encourage excessive or inappropriate risk taking.

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

James J. Cleary was appointed to our general partner’s board on December 23, 2013. The Form 3 required to be filed upon Mr. Cleary’s becoming a director was filed on January 3, 2014, which is one day after the due date, due to a clerical error. Additionally, Williams has not filed a Form 4 in connection with the conversion of its subordinated units into common units. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our general partner’s officers, directors (other than Mr. Cleary) and greater than 10 percent unitholders (other than Williams) under Section 16(a) were satisfied during the year ended December 31, 2013.

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

We make available free of charge, within the “Corporate Governance” subsection of the “Investors” section of our website at http://www.accessmidstream.com, and in print to any unitholder who so requests, the Code of Ethics and our Corporate Governance Guidelines, audit committee charter, conflicts committee charter, compensation committee charter and the risk committee charter. Requests for print copies may be directed to Dave Shiels at dave.shiels@accessmidstream.com or to Investor Relations, Access Midstream Partners, L.P., 525 Central Park Drive, Oklahoma City, Oklahoma 73105, or by telephone at (877) 413-1023. We will post on our website all waivers to or amendments of the Code of Ethics, which are required to be disclosed by applicable law and the NYSE’s Corporate Governance Listing Standards. The information contained on, or connected to, our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Named Executive Officers

This Compensation Discussion and Analysis describes the compensation system for our named executive officers for 2013 consisting of the following individuals: (1) J. Mike Stice, Chief Executive Officer; (2) Robert S. Purgason, Chief Operating Officer, (3) David C. Shiels, Chief Financial Officer, (4) Walter Bennett, Senior Vice President – Western Operations; and (5) John D. Seldenrust, Senior Vice President – Eastern Operations.

Overview

Our general partner manages our operations and activities, and through its board of directors and officers, makes decisions on our behalf. Prior to January 1, 2013, Chesapeake directly employed all of the persons responsible for managing our business, including the named executive officers, and our general partner reimbursed Chesapeake for the compensation paid by Chesapeake to such employees.

On January 1, 2013, the officers of our general partner and many of the Chesapeake employees that had previously been operating and providing services to our business, including the named executive officers, became employees of our general partner.

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

Effective as of January 1, 2013, our general partner entered into an employment agreement with each of our named executive officers. The employment agreements are the primary basis for the 2013 compensation mix and levels for each of the named executive officers and reflect our comprehensive approach to executive compensation. In 2013, our general partner reviewed each named executive officer’s performance twice. These reviews consisted of a subjective assessment of the overall performance of the named executive officer and his role and relative contribution. In our assessment of the performance of each named executive officer, we considered the following:

Individual Performance	Partnership Performance	Intangibles

●    Contributions to the development and execution of the Partnership’s business plans and strategies (including contributions that are expected to provide substantial benefit to the organization in future periods)

●    Performance of the relevant department or functional unit

●    Level of responsibility

●    Longevity with the Partnership

●    Overall performance of the Partnership, including progress made with respect to operational results, risk management activities, asset acquisitions and asset monetizations

●    Financial performance as measured by Adjusted EBITDA, distributable cash flow, net income, cost of capital, general and administrative costs and common unit price performance

● Leadership ability ● Demonstrated commitment to the organization ● Motivational skills ● Attitude ● Work ethic

As part of this review, Mr. Stice provides recommendations to the compensation committee of the board of directors of our general partner with respect to the compensation levels of Messrs. Shiels, Purgason, Bennett and Seldenrust based on their respective employment agreements as well as a comprehensive, subjective evaluation of the Partnership’s performance and their individual performances. The compensation committee of the board of directors of our general partner reviews and approves the total compensation for the named executive officers. Awards to the named executive officers under our Long-Term Incentive Plan (“LTIP”) and Management Incentive Compensation Plan (“MICP”) are also expressly approved by the board of directors of our general partner.

Elements and Mix of Compensation

We provided short-term compensation in the form of base salaries, cash bonuses, long-term compensation in the form of equity awards and 401(k) matching contributions and certain perquisites.

Cash Salary and Bonuses

The base salary levels of the named executive officers are intended to reflect each named executive officer’s base level of responsibility, leadership, tenure and contribution to the success and profitability of the organization. Base salaries tend to be less variable over time and are intended to contribute less to total compensation than incentive awards. Messrs. Shiels’, Bennett’s and Seldenrust’s base salaries increased $15,000, $35,000 and $16,000, respectively, during 2013.  Messrs. Stice’s and Purgason’s base salaries did not increase in 2013. Cash bonuses paid during 2013 were intended to provide incentives based on a subjective performance assessment over a shorter period of time than the equity compensation listed below.  Our named executive officers’ cash bonuses were determined by the compensation committee of the board of directors of our general partner in its discretion, based on its subjective assessment of our performance and our named executive officers’ performance over the first half of calendar year 2013 and over the second half of calendar year 2013.  Mr. Bennett was paid $75,000 of his 2013 annual bonus on January 18, 2013, and $85,000 of his 2013 annual bonus on July 19, 2013.

Equity-Based Compensation

The equity-based compensation of the named executive officers was intended to provide incentives for long-term performance that increases unitholder value by aligning the interests of the unitholders and the named executive officers.

Equity awards were granted to the named executive officers in January and July as part of Access’s semi-annual review of employee compensation.  Mr. Bennett received an equity unit award valued at $105,000 on January 2, 2013, and an equity unit award valued at $300,000 on July 10, 2013. Each of Messrs. Stice, Purgason, Shiels, Bennett and Seldenrust received phantom unit awards under our LTIP, which is described below under “Long-Term Incentive Plan”.

Management Incentive Compensation Plan

Our general partner maintains the amended and restated MICP, providing incentive compensation awards consisting of two components, to key members of management who have been designated as participants by our general partner. Mr. Stice was granted an MICP award in December 2012 and Messrs. Shiels and Purgason were each granted MICP awards in December 2012 and January 2010.  No MICP awards were granted to our named executive officers in 2013.

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

Other Compensation Arrangements

Access also provided compensation in the form of personal benefits and perquisites to the named executive officers in 2013. Most of the benefits that Access provided to the named executive officers are the same benefits that are provided to all employees or large groups of senior-level employees of Access, including health and welfare insurance benefits, 401(k) benefits, which include matching contributions (up to 12 percent of an employee’s annual base salary and cash incentive bonus compensation).  Access does not have a pension plan or any other retirement plan other than the 401(k) and retirement restoration plans.

Employment Agreements

Each of the named executive officers is a party to an employment agreement with our general partner that became effective January 1, 2013, that governs the terms and conditions of their employment, including their duties and responsibilities, compensation and benefits, and applicable severance terms, which are described below under “Potential Payments Upon Termination or Change of Control.” The employment agreements are each described below.

Employment Agreement with J. Mike Stice

Mr. Stice’s employment agreement became effective January 1, 2013 and has an initial employment term ending on June 30, 2017, subject to automatic one-year renewals thereafter. Pursuant to the agreement, Mr. Stice will serve as the Chief Executive Officer of our general partner, with an initial annual base salary of $750,000, subject to review and increase by our general partner’s Board in its discretion. During the term of his employment, Mr. Stice is also eligible to participate in the employee benefit plans and arrangements, such as retirement, health and welfare plans and vacation programs that are customarily provided to similarly situated executives of our general partner, in accordance with the terms and conditions of such plans and arrangements. In addition, during his term of employment, our general partner may, in its discretion, pay annual or periodic bonus compensation to Mr. Stice from time to time, subject to the requirement that Mr. Stice be employed by our general partner on the bonus payment date. Mr. Stice also participates in the MICP and the LTIP.

Mr. Stice’s employment agreement provides for certain severance payments and benefits upon specified terminations of employment, as described in more detail below under “Potential Payments Upon Termination or Change in Control – Mike J. Stice Employment Agreement”. In addition, Mr. Stice may be entitled to receive certain benefits and payments upon certain qualifying terminations of employment in accordance with the terms of our Severance Program, which is described in more detail below under “Potential Payments Upon Termination or Change in Control – Severance Program.”

Employment Agreements with David C. Shiels and Robert S. Purgason

The employment agreements for each of Messrs. Purgason and Shiels became effective on January 1, 2013 and have initial employment terms ending on November 30, 2014 and January 3, 2015, respectively, subject to automatic one-year renewals thereafter. Pursuant to their respective agreements, Mr. Purgason will serve as the Chief Operating Officer of our general partner, with an initial annual base salary of $450,000, subject to review and increase by our general partner’s Board in its discretion, and Mr. Shiels will serve as the Chief Financial Officer of our general partner, with an initial annual base salary of $400,000, subject to review and increase by our general partner’s Board in its discretion. During the term of their employment with our general partner, Messrs. Purgason and Shiels are eligible to participate in the employee benefit plans and arrangements, such as retirement, health and welfare plans and vacation programs that are customarily provided to similarly situated employees of our general partner, in accordance with the terms and conditions of such plans and arrangements. In addition, during their employment terms, discretionary bonuses may be paid to Messrs. Purgason and Shiels as determined by our general partner. Messrs. Purgason and Shiels also participate in the MICP and the LTIP.

The employment agreements for Messrs. Purgason and Shiels each provide for certain severance payments and benefits upon specified terminations of employment, as described in more detail below under “Potential Payments Upon Termination or Change in Control – David C. Shiels and Robert S. Purgason Employment Agreement”. In addition, Messrs. Purgason and Shiels may be entitled to receive certain benefits and payments upon certain qualifying terminations of employment in accordance with the terms of our Severance Program, which is described in more detail below under “Potential Payments Upon Termination or Change in Control – Severance Program.”

Employment Agreements with Walter Bennett and John D. Seldenrust

The employment agreements for each of Messrs. Bennett and Seldenrust became effective on January 1, 2013 and have initial employment terms ending on December 31, 2017. Pursuant to their respective agreements, Mr. Bennett will serve as the Senior Vice President of Western Operations of our general partner, with an initial annual base salary of $300,000, subject to review and increase by our general partner’s Board in its discretion, and Mr. Seldenrust will serve as the Senior Vice President of Eastern Operations of our general partner, with an initial annual base salary of $370,000, subject to review and increase by our general partner’s Board in its discretion. During the term of their employment with our general partner, Messrs. Bennett and Seldenrust are eligible to participate in the employee benefit plans and arrangements, such as retirement, health and welfare plans and vacation programs that are customarily provided to similarly situated employees of our general partner, in accordance with the terms and conditions of such plans and arrangements.

Mr. Bennett’s employment agreement provides that he is eligible to receive a target annual bonus equal to $125,000 with respect to calendar year 2013. In addition, Mr. Bennett is eligible to receive target annual bonuses equal to $150,000 and $175,000 with respect to calendar years 2014 and 2015, respectively.  Additionally, discretionary bonuses may be paid to Mr. Bennett as determined by our general partner.  Mr. Seldenrust’s employment agreement provides that discretionary bonuses may be paid to him as determined by our general partner.

Messrs. Bennett and Seldenrust also participate in the LTIP. With respect to the 2013 calendar year, Mr. Bennett was eligible to receive an equity unit award under the LTIP with a targeted value of $125,000.  In addition, with respect to the 2014 and 2015 calendar years, Mr. Bennett is eligible to receive an equity unit award under the LTIP with a targeted value of $150,000 and $175,000, respectively.

The employment agreements for Messrs. Bennett and Seldenrust each provide for certain severance payments and benefits upon specified terminations of employment, as described in more detail below under “Potential Payments Upon Termination or Change in Control – Walter Bennett and John D. Seldenrust Employment Agreement”. In addition, Messrs. Bennett and Seldenrust may be entitled to receive certain benefits and payments upon certain qualifying terminations of employment in accordance with the terms of our Severance Program, which is described in more detail below under “Potential Payments Upon Termination or Change in Control – Severance Program.”

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on the review and discussion, the Committee recommended to the board of directors of Access Midstream Partners GP, L.L.C. that the Compensation Discussion and Analysis be included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013.

Members of the Compensation Committee:

William A. Woodburn, Chairman

Alan S. Armstrong

Donald R. Chappel

David A. Daberko

Philip L. Frederickson

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

Summary Compensation Table

The following table summarizes the compensation amounts for each of the named executive officers for the fiscal years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compen- sation ($) (4)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(6)	Total ($)
J. Mike Stice(5)	2013	747,115	826,150	3,262,875	—	324,721	—	67,802	5,228,663
Chief Executive Officer	2012	342,308	1,562,875	881,062	—	29,848	—	299,403	3,115,496
	2011	299,038	263,000	931,867	—	—	—	154,284	1,648,189
Robert S. Purgason	2013	448,269	581,050	250,221	—	263,899	—	40,700	1,584,139
Chief Operating Officer	2012	423,558	551,850	250,082	—	134,711	—	168,567	1,528,768
	2011	374,760	352,500	205,646	—	72,534	—	109,507	1,114,947
David C. Shiels	2013	398,462	226,450	200,111	—	131,949	—	35,190	992,162
Chief Financial Officer	2012	373,750	200,750	200,138	—	67,355	—	119,351	961,344
	2011	329,606	151,000	205,646	—	36,267	—	267,718	990,237
Walter Bennett	2013	311,385	212,450	405,188	—	—	—	18,030	947,053
Senior Vice President – Western Operations
John D. Seldenrust	2013	371,077	351,650	315,180	—	—	—	24,906	1,062,813
Senior Vice President – Eastern Operations

(1)	The amounts in this column reflect the base salary compensation earned by our named executive officers for the year indicated.
(2)

The amounts in this column reflect bonuses earned by the named executive officers in the year indicated. For each of the named executive officers, the bonus amounts include bonuses provided for in their respective employment agreements and routine holiday bonuses.

(3)

The amount shown in this column for 2013 reflects the aggregate grant date fair value of phantom unit awards granted to our named executive officers in 2013, determined in accordance with FASB ASC Topic 718. The value ultimately realized by the executives upon the actual vesting of the awards may or may not be equal to the grant date fair value. Refer to the Grants of Plan-Based Awards in 2013 table for additional information regarding phantom unit awards made to the named executive officers in the year ended December 31, 2013. More information about the named executive officers’ outstanding phantom units as of December 31, 2013 is provided in the Outstanding Equity Awards at Fiscal Year-End 2013 table. Unvested phantom units accrue distributions which are paid out upon the vesting of such units. Distribution equivalent rights are not reflected in the aggregate grant date fair value of phantom unit awards.

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

(5)

The amounts for Mr. Stice, in 2013, reflect compensation paid entirely by the Partnership. The amounts for Mr. Stice, reflect compensation paid for his time spent providing services to the Partnership in 2012 and 2011, which, in each case, was approximately 50 percent of his time with the exception of a $1.0 million bonus payment in December 2012 that was paid entirely by the Partnership.

(6)

The dollar amounts for each perquisite and each other item of compensation shown in the “All Other Compensation” column and in this footnote represent our incremental cost of providing the perquisite or other benefit to the named executive officer. Amounts include the following perquisites and other items of compensation provided to our named executive officers in 2013.

Name	401(k) Plan Matching Contributions ($)(a)	Distribution Equivalent Rights ($)(b)	Supplemental Life Insurance ($)(c)	Supplemental Accidental Death and Dismemberment Insurance ($)(d)	Tax Gross- Ups ($)(e)	Total ($)
J. Mike Stice	20,404	33,343	6,532	1,131	6,392	67,802
Robert S. Purgason	20,144	9,520	9,589	893	554	40,700
David C. Shiels	17,038	8,719	2,011	546	6,876	35,190
Walter Bennett	16,514	—	1,038	428	50	18,030
John D. Seldenrust	17,500	3,469	2,277	615	1,045	24,906
(a)	Amounts represent matching contributions made on behalf of the named executive officers under Access’s 401(k) plan.
(b)	This column represents distribution equivalent rights credited to the named executive officers with respect to their phantom units.
(c)	Amounts represent supplemental life insurance premiums paid on behalf of the named executive officers in 2013.
(d)	Amounts represent supplemental accidental death and dismemberment insurance premiums paid on behalf of the named executive officers in 2013.
(e)

Our employees and our named executive officers receive tickets to certain sporting events for which there is no incremental cost to the Company. This column represents the tax gross-up payments made to our named executive officers with respect to such tickets during 2013.

Grants of Plan-Based Awards in 2013

The following table sets forth information concerning grants of plan-based awards made to the named executive officers during 2013.

Name	Grant Date	Approval Date (1)	Estimated Future Payout Under Non- Equity Incentive Plan Awards – Target ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards ($)(3)
J. Mike Stice	January 2, 2013	December 13, 2012	$—	90,380	$3,112,687
	July 10, 2013	June 20, 2013	—	3,260	150,188
					$3,262,875
	—	—	—
	—	—	—
Robert S. Purgason	January 2, 2013	December 13, 2012	—	5,085	$175,127
	July 10, 2013	June 20, 2013	—	1,630	75,094
					$250,221
	—	—	—
	—	—	—
David C. Shiels	January 2, 2013	December 13, 2012	—	3,630	$125,017
	July 10, 2013	June 20, 2013	—	1,630	75,094
					$200,111
	—	—	—
	—	—	—
Walter Bennett	January 2, 2013	December 13, 2012		3,050	$105,042
	July 10, 2013	June 20, 2013		6,515	300,146
					$405,188
	—	—	—
	—	—	—
John D. Seldenrust	January 2, 2013	December 13, 2012		5,085	$175,127
	July 10, 2013	June 20, 2013		3,040	140,053
					$315,180
	—	—	—
	—	—	—

(1)

Our general partner’s board of directors approved the phantom unit awards to the named executive officers at regularly scheduled meetings. The general partner’s approval on December 13, 2012, provided for the phantom unit grant dates to be the first trading day of January 2013. The general partner’s approval on June 20, 2013 provided for the restricted stock and phantom unit grant dates to be on July 10, 2013.

(2)	The phantom unit awards granted in 2013 vest ratably over four years from the grant date of the award. Unvested phantom units accrue distributions that are paid out upon the vesting of such units.
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

Outstanding Equity Awards at Fiscal Year-End 2013

The following table reflects outstanding phantom unit awards as of December 31, 2013, for each of the named executive officers in connection with their service to the Partnership.

	Stock Awards
	Grant Date of Shares or Units of Stock That Have Not Vested	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
J. Mike Stice	January 3, 2011	3,750	212,175
	July 1, 2011	5,602	316,961
	January 3, 2012	25,676	1,452,748
	July 2, 2012	7,102	401,831
	January 2, 2013	90,380	5,113,700
	July 10, 2013	3,260	184,451
Robert S. Purgason	January 3, 2011	2,500	141,450
	July 1, 2011	1,094	61,899
	January 3, 2012	1,927	109,030
	July 2, 2012	4,743	268,359
	January 2, 2013	5,085	287,709
	July 10, 2013	1,630	92,225
David C. Shiels	January 3, 2011	2,500	141,450
	July 1, 2011	1,094	61,899
	January 3, 2012	1,927	109,030
	July 2, 2012	3,390	191,806
	January 2, 2013	3,630	205,385
	July 10, 2013	1,630	92,225
Walter Bennett	January 2, 2013	3,050	172,569
	July 10, 2013	6,515	368,619
John D. Seldenrust	January 3, 2011	787	44,528
	July 1, 2011	547	30,949
	January 3, 2012	753	42,605
	July 2, 2012	1,582	89,510
	January 2, 2013	5,085	287,709
	July 10, 2013	3,040	172,003

(1)	By their terms, the phantom unit awards vest ratably over four years from the grant date of the award.
(2)	The value shown for phantom unit awards is based on the closing price of the Partnership’s common units on the NYSE on December 31, 2013, of $56.58 per unit.

Stock Vested and Units Vested in 2013

The following table reflects phantom unit awards that vested in 2013.

	Unit Awards
Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($)
J. Mike Stice	15,603	$602,463
Robert S. Purgason	4,023	165,006
David C. Shiels	3,571	143,898
Walter Bennett	—	—
John D. Seldenrust	1,448	59,878

(1)

The number of units acquired on vesting reflects the vesting of phantom unit awards granted to the applicable named executive officer in connection with his service to the Partnership. The value realized on vesting is based on the closing price of the Partnership’s common units on the vesting dates.

Potential Payments Upon Termination or Change of Control

Employment Agreements.  As discussed under “Compensation Discussion and Analysis” above, each of the named executive officers is a party to an employment agreement with our general partner, each of which became effective January 1, 2013, that govern the terms and conditions of their employment, including their duties and responsibilities, compensation and benefits, and applicable severance terms.  The energy industry’s history of terminating professionals during its cyclical downturns and the frequency of mergers, acquisitions and consolidation in our industry are two important factors that have contributed to a widespread, heightened concern for long-term job stability by many professionals in our industry.  In response to this concern, arrangements that provide compensation guarantees in the event of an employee’s termination without cause, death or incapacity or due to a change of control are common practice in our industry. These provisions in the named executive officers’ employment agreements and the incentive plans in which the named executive officers participated were integral to our ability to recruit and retain the high caliber of professionals that are critical to the successful execution of our business strategy.  Below is a discussion of the arrangements in effect during calendar year 2013.

J. Mike Stice Employment Agreement. Mr. Stice's employment agreement provides for certain change of control and termination benefits in the event of a termination of Mr. Stice's employment under certain circumstances.

Upon a termination of his employment without “cause” or for a “good reason condition” (each as defined in the employment agreement), subject to his execution of a release, Mr. Stice is entitled to receive an amount equal to (i) 200% of his then-current annual base salary, plus (ii) any accrued but unused vacation as of the date of termination, payable in a lump sum within thirty days following termination. If such termination occurs within two years after a “change of control” (as defined in the employment agreement), Mr. Stice is entitled to receive (in lieu of the severance benefits described above) an amount equal to (a) 250% of the sum of (i) his then-current annual base salary and (ii) the most recent actual annual bonus (or, if the most recent annual bonus was paid semi-annually, the two most recent semi-annual bonuses) paid to Mr. Stice during the twelve-month period preceding the change of control, plus (b) any accrued but unused vacation as of the date of termination, payable in a lump sum within thirty days following termination.

Upon a termination of Mr. Stice’s employment due to his death or incapacity, subject (in the case of his incapacity) to the execution of a release, Mr. Stice (or his estate, as applicable) is entitled to receive an amount equal to (i) 100% of his then-current annual base salary, plus (ii) any accrued but unused vacation as of the date of termination, payable in a lump sum following such termination. Upon any other termination of employment (including a termination for “cause” or due to the expiration or non-renewal of the employment term), Mr. Stice will be entitled to receive only accrued but unpaid vacation through the date of termination. However, Mr. Stice may be entitled to receive certain benefits and payments upon certain qualifying terminations of employment in accordance with the terms of our general partner’s Severance Program (as defined below), which is described in more detail below under “Severance Program.”

Mr. Stice’s employment agreement contains confidentiality restrictions effective during and after his employment and non-solicitation covenants effective during employment and for one year (or six months in the case of a termination due to the expiration of the employment term) following the termination of his employment.

David C. Shiels and Robert S. Purgason Employment Agreements. Mr. Shiels’ and Mr. Purgason’s employment agreements with our general partner provide for certain termination benefits in the event of termination under certain specified circumstances.

Upon a termination of employment without “cause” or for a “good reason condition” (each as defined in the applicable employment agreement), subject to the execution of a release, each of Messrs. Purgason and Shiels are entitled to receive an amount equal to (i) 100% of the executive’s then-current annual base salary, plus (ii) any accrued but unused vacation as of the date of termination, payable in a lump sum within thirty days following termination. If such termination occurs within two years after a “change of control” (as defined in the applicable employment agreement), each of Messrs. Purgason and Shiels are entitled to receive (in lieu of the severance benefits described above) an amount equal to (a) 100% of the sum of (i) the executive’s then-current annual base salary and (ii) the most recent actual annual bonus (or, if the most recent annual bonus was paid semi-annually, the two most recent semi-annual bonuses) paid to the executive during the twelve-month period preceding the change of control, plus (b) any accrued but unused vacation as of the date of termination, payable in a lump sum within thirty days following termination.

Upon a termination of employment due to the executive’s death or incapacity, subject (in the case of incapacity) to the execution of a release, each of Messrs. Purgason and Shiels (or their estates, as applicable) is entitled to receive an amount equal to (i) 100% (in the case of death) or 50% (in the case of incapacity), as applicable, of the executive’s then-current annual base salary, plus (ii) any accrued but unused vacation as of the date of termination, payable in a lump sum following such termination. Upon any other termination (including a termination for “cause” or due to the non-renewal of the employment term), each of Messrs. Purgason and Shiels will be entitled to receive only accrued but unpaid vacation through the date of termination. However, Messrs. Purgason and Shiels may be entitled to receive certain benefits and payments upon certain qualifying terminations of employment in accordance with the terms of our Severance Program, which is described in more detail below under “Severance Program.”

Each employment agreement also contains confidentiality restrictions effective during and after the executive’s employment and non-solicitation covenants effective during employment and for one year following the termination of the executive’s employment.

Walter Bennett and John D. Seldenrust Employment Agreements. Mr. Bennett’s and Mr. Seldenrust’s employment agreements with our general partner provide for certain termination benefits in the event of termination under certain specified circumstances.

Upon a termination of employment without “cause” or for a “good reason condition” (each as defined in the applicable employment agreement), subject to the execution of a release, each of Messrs. Bennett and Seldenrust are entitled to receive an amount equal to (i) 26 weeks of the executive’s then-current annual base salary, plus (ii) any accrued but unused vacation as of the date of termination, payable in a lump sum within thirty days following termination. If such termination occurs within two years after a “change of control” (as defined in the applicable employment agreement), each of Messrs. Bennett and Seldenrust are entitled to receive (in lieu of the severance benefits described above) an amount equal to (a) the sum of (i) 26 weeks of the executive’s then-current annual base salary and (ii) the most recent annual bonus (or, if the most recent annual bonus was paid semi-annually, the two most recent semi-annual bonuses) paid to the executive during the twelve-month period preceding the change of control, plus (b) any accrued but unused vacation as of the date of termination, payable in a lump sum within thirty days following termination.

Upon a termination of employment due to the executive’s death or incapacity, subject (in the case of incapacity) to the execution of a release, each of Messrs. Bennett and Seldenrust (or their estates, as applicable) is entitled to receive an amount equal to (i) 52 weeks (in the case of death) or 26 weeks (in the case of incapacity), as applicable, of the executive’s then-current annual base salary, plus (ii) any accrued but unused vacation as of the date of termination, payable in a lump sum following such termination. Upon any other termination (including a termination for “cause” or due to the non-renewal of the employment term), each of Messrs. Bennett and Seldenrust will be entitled to receive only accrued but unpaid vacation through the date of termination. However, Messrs. Bennett and Seldenrust may be entitled to receive certain benefits and payments upon certain qualifying terminations of employment in accordance with the terms of our Severance Program, which is described in more detail below under “Severance Program.”

Each employment agreement also contains confidentiality restrictions effective during and after the executive’s employment and non-solicitation covenants effective during employment and for one year following the termination of the executive’s employment.

Severance Program.  Our general partner maintains the Access Midstream Partners GP, L.L.C. Employee Severance Program (the “Severance Program”), which provides certain severance payments and benefits to eligible employees, including our named executive officers, upon specified terminations of employment. Specifically, upon an involuntary termination of employment due to a job elimination, subject to the execution of a release and continued compliance with certain confidentiality obligations, each eligible employee is entitled to receive: (i) an amount in cash equal to eight weeks (or twenty-six weeks for directors and senior directors) of the participant’s base salary (the “Severance Payment”), (ii) payment or reimbursement for continued healthcare of COBRA coverage for eight weeks (or twenty-six weeks for directors and senior directors) following termination, (iii) payment for post-termination outplacement services, and (iv) full accelerated vesting of any of then-unvested awards of restricted units held by the participant (collectively, (ii) through (iv), the “Severance Benefits”).

However, employees who have entered into individual employment agreements with our general partner, including our named executive officers, are eligible to receive Severance Benefits under the Severance Program only to the extent that the applicable employment agreement does not provide the employee with the same type of severance benefits (i.e., healthcare or COBRA payment or reimbursement, outplacement benefits and/or equity award acceleration, as applicable)

provided under the Severance Program. Additionally, such employees, including our named executive officers, are eligible to receive the cash Severance Payment under the Severance Program only to the extent that the cash Severance Payment under the Severance Program is greater than the cash severance payments provided under the employment agreement.

MICP. Messrs. Stice, Shiels and Purgason are participants in the MICP. Mr. Stice holds awards granted under the MICP in 2012, and Messrs. Shiels and Purgason hold awards granted under the MICP in 2010 and 2012.  Under the MICP, if a participant’s employment terminates for any reason prior to a payment date, other than due to (i) his death, disability, (ii) involuntary termination by the employer other than for “cause” (as defined in the MICP), or (iii) by the participant for a “good reason” (as defined in the MICP) (each such event in (i), (ii) and (iii), a “Qualified Termination”), then the participant’s award will be automatically forfeited on his or her termination of employment, to the extent then unpaid. If, however, a participant’s termination of employment prior to a payment date is a Qualified Termination, the participant will be paid (i) on his termination the remaining amount of any unpaid annual installments attributable to the participant’s Excess Return Component for the fiscal quarters that have been completed as of the participant’s termination date, and (ii) at the end of the applicable five-year period, (a) with respect to the 2012 MICP awards, the full amount of the participant’s Equity Uplift Component (if any) and (b) with respect to the 2010 MICP awards, a pro-rated amount of the participant’s Equity Uplift Component (if any) (in each case, except as otherwise described below in connection with a change of control). Pursuant to a December 2012 amendment to Mr. Purgason’s 2010 award under the MICP, a nonrenewal of his employment term under his new employment agreement with our general partner will also be treated as a Qualifying Termination under the MICP for purposes of his 2010 award. Awards will be paid in cash, unless the board of directors of our general partner otherwise elects, in its discretion, to pay all or part of the Equity Uplift Component of the award in our common units.

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

The tables below provide estimates of the compensation and benefits that would have been payable to Messrs. Stice, Shiels, Purgason, Bennett and Seldenrust under each the above described arrangements if such termination events had been triggered as of December 31, 2013.

J. Mike Stice - Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance	$1,500,000	$3,750,000	$—	$750,000	$750,000
Acceleration of Equity Compensation:
Phantom Unit Awards(1)	—	7,681,867	—	—	—
Non-Equity Incentive Compensation:
Management Incentive Compensation Plan(2)	32,011,950	32,011,950	—	32,011,950	32,011,950
Benefits and Perquisites:
Accrued Vacation Pay	28,846	28,846	28,846	28,846	28,846
Total	$33,540,796	$43,472,663	$28,846	$32,790,796	$32,790,796
(1)	Amounts based on the closing price of the Partnership’s common units on December 31, 2013.
(2)

Includes acceleration of the Excess Return Component and payment of the Equity Uplift Component (assuming that the applicable five-year period was completed on December 31, 2013). Estimated amounts that would have been payable under the Equity Uplift Component, on December 31, 2013, based upon the assumption that the Partnership’s common units would be valued at $53.60, the average closing price for the units over a trailing 30-day period.

Robert S. Purgason - Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance	$450,000	$1,000,000	$—	$225,000	$450,000
Acceleration of Equity Compensation:
Phantom Unit Awards(1)	—	960,672	—	—	—
Non-Equity Incentive Compensation:
Management Incentive Compensation Plan(2)	19,953,445	22,210,259	—	19,953,445	19,953,445
Benefits and Perquisites:
Accrued Vacation Pay	—	—	—	—	—
Total	$20,403,445	$24,170,931	$—	$20,178,445	$20,403,445
(1)	Amounts based on the closing price of the Partnership’s common units on December 31, 2013.
(2)

Includes acceleration of the Excess Return Component and payment of the Equity Uplift Component (assuming that the applicable five-year period was completed on December 31, 2013). Estimated amounts that would have been payable under the Equity Uplift Component, on December 31, 2013, based upon the assumption that the Partnership’s common units would be valued at $53.60, the average closing price for the units over a trailing 30-day period.

David C. Shiels - Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance	$415,000	$615,000	$—	$207,500	$415,000
Acceleration of Equity Compensation:
Phantom Unit Awards(1)	—	801,795	—	—	—
Non-Equity Incentive Compensation:
Management Incentive Compensation Plan(2)	9,976,722	11,105,130	—	9,976,722	9,976,722
Benefits and Perquisites:
Accrued Vacation Pay	13,575	13,575	13,575	13,575	13,575
Total	$10,405,297	$12,535,500	$13,575	$10,197,797	$10,405,297

(1)	Amounts based on the closing price of the partnership’s common units on December 31, 2013.
(2)

Includes acceleration of the Excess Return Component and payment of the Equity Uplift Component (assuming that the applicable five-year period was completed on December 31, 2013). Estimated amounts that would have been payable under the Equity Uplift Component, on December 31, 2013, based upon the assumption that the Partnership’s common units would be valued at $53.60, the average closing price for the units over a trailing 30-day period.

Walter Bennett - Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance	$167,500	$327,500	$—	$167,500	$335,000
Acceleration of Equity Compensation:
Phantom Unit Awards(1)	—	541,188	—	—	—
Benefits and Perquisites:
Accrued Vacation Pay	3,228	3,228	3,228	3,228	3,228
Total	$170,728	$871,916	$3,228	$170,728	$338,228

(1)	Amounts based on the closing price of the partnership’s common units on December 31, 2013.

John D. Seldenrust - Executive Benefits and Payments Upon Separation	Termination without Cause	Change of Control	Retirement	Incapacity of Executive	Death of Executive
Compensation:
Cash Severance	$193,000	$503,000	$—	$193,000	$386,000
Acceleration of Equity Compensation:
Phantom Unit Awards(1)	—	667,305	—	—	—
Benefits and Perquisites:
Accrued Vacation Pay	2,977	2,977	2,977	2,977	2,977
Total	$195,977	$1,173,282	$2,977	$195,977	$388,977

(1)	Amounts based on the closing price of the partnership’s common units on December 31, 2013.

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

On January 3, 2014, each of Messrs. Daberko, Berry and Frederickson and Ms. Kelly was awarded 915 phantom units, 229 of which were immediately vested.

The following table sets forth the compensation earned by the directors of our general partner in 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
David A. Daberko	100,000	50,110	—	1,676	151,786
Alan S. Armstrong	—	—	—	—	—
William B. Berry(3)	60,000	51,659	—	—	111,659
William J. Brilliant	—	—	—	—	—
Don R. Chappel	—	—	—	—	—
James J. Cleary(4)	—	—	—	—	—
Domenic J. (“Nick”) Dell’Osso	—	—	—	—	—
Philip A. Frederickson	80,000	50,110	—	1,676	131,786
Matthew C. Harris(4)	—	—	—	—	—
Suedeen G. Kelly	80,000	50,110	—	1,676	131,786
Robert S. Purgason	—	—	—	—	—
James E. Scheel	—	—	—	—	—
J. Mike Stice	—	—	—	—	—
William A. Woodburn.	—	—	—	—	—

(1)

Reflects the aggregate grant date fair value of 2013 unit awards computed in accordance with FASB ASC Topic 718. Messrs. As of December 31, 2013, each of Messrs. Daberko and Frederickson and Ms. Kelly held 2,385 unvested phantom units.

(2)	The amounts shown in this column reflect distribution equivalent rights with regard to phantom unit awards that were accrued and credited to the directors in 2013.
(3)	Mr. Berry became a director on June 15, 2013.
(4)	Mr. Harris resigned effective December 23, 2013 and Mr. Cleary became a director on such date, respectively.

Compensation Committee Participation

In 2013, Ms. Kelly and Messrs. Armstrong, Chappel, Daberko, Frederickson, Harris and Woodburn served on the compensation committee of our general partner’s board of directors.  Ms. Kelly was replaced as the chairman by Mr. Harris effective March 14, 2013.  Mr. Harris was replaced as the chairman by Mr. Woodburn effective October 24, 2013.

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

The following tables set forth the beneficial ownership of our common units and other classes of equity that, unless otherwise noted, as of February 19, 2014, are held by:

•	each member of our general partner’s board of directors;
•	each named executive officer of our general partner;
•	all directors and officers of our general partner as a group; and
•	each person or group of persons known by us to be a beneficial owner of 5 percent or more of the then outstanding units.

Ownership of Our Common Units

Name and address of beneficial owner(1)	Common units beneficially owned	Percentage of common units beneficially owned(2)
GIP II Entities(3) 12 E. 49th Street, 38th Floor New York, NY 10017	57,942,361	30.6%
Williams(4) One Williams Center Tulsa, OK 74172	40,137,695	21.2%
Tortoise Capital Advisors, LLC(5) 11550 Ash Street, Suite 300 Leawood, Kansas 66211	10,258,823	5.4%
Goldman Sachs Asset Management(6) 200 West Street New York, NY 10282	5,835,817	3.1%
ClearBridge Investments, LLC(7) 620 8th Avenue New York, NY 10018	4,324,450	2.3%
J. Mike Stice	34,130	*	%
Robert S. Purgason	16,550	*	%
David C. Shiels	2,350	*	%
Walter Bennett	473	*	%
John D. Seldenrust	5,388	*	%
David A. Daberko	16,049	*	%

Name and address of beneficial owner(1)	Common units beneficially owned	Percentage of common units beneficially owned(2)
Alan S. Armstrong	—	*	%
William B. Berry(8)	1,083	*	%
William J. Brilliant	—	*	%
Don R. Chappel	—	*	%
James J. Cleary(9)	—	*	%
Domenic J. (“Nick”) Dell’Osso	6,000	*	%
Philip L. Frederickson	18,912	*	%
Matthew C. Harris(9)	—	*	%
Suedeen G. Kelly	4,912	*	%
James E. Scheel	—	*	%
William A. Woodburn	—	*	%
All directors and executive officers as a group (16 persons)	105,847	*	%

*	Less than 1.0 percent
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 525 Central Park Drive, Oklahoma City, Oklahoma 73105.
(2)	Based on 189,131,773 common units outstanding.
(3)

This information is as of February 19, 2014, as reported in a Schedule 13D/A filed jointly by Global Infrastructure Investors II, LLC, a Delaware limited liability company (“Global Investors”), Global Infrastructure GP II, L.P., a Guernsey limited partnership (“Global GP”), GIP II Eagle Acquisition Holdings GP, LLC, a Delaware limited liability company (“Eagle GP”), GIP II Eagle Holdings Partnership, L.P., a Delaware limited partnership (“Eagle Holdings”), GIP II Hawk Holdings Partnership GP, LLC, a Delaware limited liability company (“Hawk GP”), GIP II Hawk Holdings Partnership, L.P., a Delaware limited partnership (“GIP II-Hawk”), GIP II Eagle 2 Holding, L.P., a Delaware limited partnership (“GIP Eagle 2”) and GIP II Hawk 2 Holding, L.P., a Delaware limited partnership (“GIP Hawk 2”) on December 11, 2013, except that it also includes 5,599,634 common units that were issued to GIP II-Hawk and GIP Hawk 2 in connection with the conversion of their Class C units on February 19, 2014. Eagle GP is the general partner of Eagle Holdings, and Hawk GP is the general partner of GIP II-Hawk. Global GP is the managing member of each of Eagle GP and Hawk GP and is the general partner of the managing member of the general partner of each of GIP Eagle 2 and GIP Hawk 2. Global Investors is the sole general partner of Global GP. Eagle Holdings, GIP II-Hawk, GIP Eagle 2 and GIP Hawk 2 hold the following interests in us:

•	Eagle Holdings holds 51,477,978 common units and a 50 percent membership interest in Access Midstream Ventures;
•	GIP II-Hawk holds 5,335,317 common units and 5,980,388 Class B units;
•	GIP Eagle 2 holds 864,749 common units;
•	GIP Hawk 2 holds 264,317 common units and 296,273 Class B units.

William A. Woodburn, a director of our general partner, as a member of internal committees of the GIP II Entities, is entitled to vote on decisions to vote, or to direct to vote, and to dispose, or to direct the disposition of, the common units held by the GIP II Entities but cannot individually control the outcome of such decisions. Each of the GIP II Entities disclaims beneficial ownership of the common units held by it beneficially owned or held of record by any of the other GIP II Entities. William A. Woodburn disclaims any beneficial ownership of the common units held by the GIP II Entities.

(4)

This information is as of February 19, 2014, as reported in a Schedule 13D filed by The Williams Companies, Inc. on December 28, 2012, except that it also includes 5,599,634 common units that were issued to Williams in connection with the conversion of its Class C units on February 19, 2014. Williams is the owner of 50 percent of the membership interests of Access Midstream Ventures and the owner of 6,276,661 Class B units. Alan S. Armstrong, Don R. Chappel and James E. Scheel, three of the directors of our general partner, as executive officers of Williams, do not have any beneficial ownership of the common units held by Williams.

(5)

This information is as of December 31, 2013, as reported in a Schedule 13G filed by Tortoise Capital Advisors, L.L.C., an investment adviser to certain investment companies registered under the Investment Company Act of 1940, on February 11, 2014. The Schedule 13G reports (i) shared power to vote or direct the vote of 9,447,520 common units and (ii) shared power to dispose or direct the disposition of 10,258,823 common units. Tortoise Capital Advisors, L.L.C. may be deemed the beneficial owner of the securities covered by the

Schedule 13G. Tortoise Capital Advisors, L.L.C. disclaims any beneficial interest in the securities reported on Schedule 13G.
(6)

This information is as of December 31, 2013, as reported in a Schedule 13G filed by Goldman Sachs Asset Management, an investment advisor in accordance with Rule 13d-1 (b) (1) (ii) (E), on February 13, 2014. The Schedule 13G reports (i) shared power to vote or direct the vote of 5,835,817 common units and (ii) shared power to dispose or direct the disposition of 5,835,817 common units.

(7)

This information is as of December 31, 2013, as reported in a Schedule 13G filed by ClearBridge Investments, LLC, an investment advisor to certain investment companies registered under the Investment Company Act of 1940, on February14, 2014. The Schedule 13G reports (i) shared power to vote or direct the vote of 4,324,450 common units and (ii) shared power to dispose or direct the disposition of 4,324,450 common units.

(8)	Mr. Berry became a director on June 15, 2013.
(9)	Mr. Harris resigned effective December 23, 2013 and Mr. Cleary became a director on such date.

Ownership of Class B Units

Name and address of beneficial owner	Class B units beneficially owned	Percentage of Class B units beneficially owned(1)
GIP II Entities 12 E. 49th Street, 38th Floor New York, NY 10017	6,276,661	50.0%
Williams One Williams Center Tulsa, OK 74172	6,276,661	50.0%

(1)	Based on 12,553,322 Class B units outstanding.

Securities authorized for issuance under equity compensation plan

The following table sets forth information with respect to the securities that may be issued under the LTIP as of December 31, 2013. For more information regarding the LTIP, which did not require approval by our unitholders, please see “Item 11. Executive Compensation—Long-Term Incentive Plan.”

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(1))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	—	—	2,159,669

(1)	The board of directors of our general partner adopted the LTIP in 2010.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

At February 19, 2014, the GIP II Entities owned 57,942,361 common units and 6,276,661 Class B units representing an aggregate 31.2 percent limited partner interest in us, and Williams owned 40,137,695 common units and 6,276,661 Class B units representing an aggregate 22.6 percent limited partner interest in us. In addition, the GIP II Entities and Williams, through their joint ownership of Access Midstream Ventures, each indirectly own 50 percent of our general partner, which owns a 2.0 percent general partner interest in us and all of our incentive distribution rights.

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

Operational Stage

Distributions of available cash to our general partner and its affiliates

We generally make cash distributions 98.0 percent to our unitholders pro rata, including the GIP II Entities and Williams as the holders of an aggregate 98,080,056 common units and 2.0 percent to our general partner, assuming it makes any capital contributions necessary to maintain its 2.0 percent interest in us. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner is entitled to increasing percentages of the distributions, up to 50.0 percent of the distributions above the highest target distribution level.

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

Transactions Involving Chesapeake

In June 2012, Chesapeake sold all of its ownership interests in us and in our general partner; however, Mr. Dell’Osso, Executive Vice President and Chief Financial Officer of Chesapeake, remains on our board of directors. We set forth below a description of our transactions with Chesapeake entered into in 2013.

Operating Agreement

Access MLP Operating, LLC, our operating subsidiary, was party to an Operating Agreement with Mid-America Midstream Gas Services, LLC, a subsidiary of Chesapeake (“Mid-America”) whereby Access MLP Operating, LLC provided management and operational activities for Mid-America with respect to certain gas gathering systems in return for a management fee. The operating agreement expired on March 31, 2013. For the year ended December 31, 2013, Mid-America paid Access MLP Operating, LLC approximately $3.1 million under the operating agreement.

Services Agreement

We are party to a services agreement with Chesapeake under which Chesapeake and its affiliates traditionally provided certain transition services, including legal, accounting, treasury, human resources, information technology and administrative services, to us and our general partner following the GIP Acquisition.  Most of these transition services terminated effective December 31, 2013.  However, in accordance with the provisions of the services agreement, we extended the term for the provision of certain technology-related services through March 2014 and certain field communication support services through June 2014. For the year ended December 31, 2013, we paid Chesapeake and its affiliates approximately $7.1 million under the services agreement.

Gas Gathering Agreements

We are party to several gas gathering agreements with certain subsidiaries of Chesapeake under which we provide gathering and related services on our gathering systems in the Eagle Ford Shale region, Haynesville Shale region, Marcellus Shale region, Niobrara Shale region and Utica Shale region. For the year ended December 31, 2013, we received fees totaling $1.0 billion in the aggregate for providing services under these agreements.

Compression Agreements

We are party to four compression agreements with MidCon Compression, LLC (“MidCon Compression”), a wholly owned indirect subsidiary of Chesapeake, pursuant to which MidCon Compression has agreed to provide compression equipment that we use to compress gas gathered on our gathering systems and provide certain related services. In return for MidCon Compression’s provision of such equipment, we have agreed to pay specified monthly rates per specified compression units, subject to an annual escalator to be applied on October 1st of each year and a redetermination of such specified monthly rates to market rates effective no later than October 1, 2016.  For the year ended December 31, 2013, we paid MidCon Compression fees totaling $109.3 million in the aggregate for providing compression equipment under these agreements.

Master Recoupment, Netting and Setoff Agreement

We are party to a master recoupment, netting and setoff agreement with Chesapeake and certain of its subsidiaries that provides for the netting of fees, liquidated damages and other charges between the parties to certain “covered agreements,” including our gas gathering agreements with Chesapeake with respect to the Eagle Ford, Haynesville, Niobrara, Marcellus and Utica Shale regions and our services agreement. The recoupment agreement provides for the parties’ right to recoup, net and setoff accrued and unpaid fees, reimbursements, late payment charges and interest, and liquidated damages for breach or early termination pursuant to specified obligations arising under the terms of the covered agreements and losses, damages and other amounts to the extent agreed by the parties or provided by a court order. Recoupment, netting and setoff rights are triggered by a “recoupment event,” defined as the failure to pay an accrued payment obligation or obligations exceeding $100,000 under a covered agreement. Under the agreement, if a “triggering event,” defined as bankruptcy or insolvency, occurs, the non-bankrupt/insolvent party has the right to hold funds due from it to the bankrupt/insolvent party as an offset to liquidated amounts due from the bankrupt/insolvent party to the non-bankrupt/insolvent party, pending resolution of the parties’ rights under the recoupment agreement or common law. This agreement will terminate in the event there are fewer than two “covered agreements” in effect, or earlier upon written agreement of the parties.

Transactions Involving Williams and GIP

Services Agreement

In connection with our services agreement, we reimburse GIP for certain costs incurred by GIP in connection with assisting us in the operation of our business.  We reimbursed GIP $0.4 million for the year ended December 31, 2013 under this agreement.

Registration Rights Agreement

We are party to an amended and restated registration rights agreement with Williams and the GIP II Entities pursuant to which we have granted each of Williams and the GIP II Entities and certain of their affiliates certain demand and “piggyback” registration rights. Under the amended and restated registration rights agreement, each of Williams and the GIP II Entities and certain of their affiliates generally have the right to require us to file a registration statement for the public sale of all of the equity interests in the Partnership, including common units, subordinated units, Class B units, Class C units and incentive distribution rights (collectively, “partnership securities”) owned by it. In addition, if we sell any partnership securities in a registered underwritten offering, each of Williams and the GIP II Entities and certain of their affiliates have the right, subject to specified limitations, to include its partnership securities in that offering.  We are obligated to pay all expenses relating to any demand or piggyback registration, except for expenses relating to underwriting including to underwriters’ or brokers’ commission or discounts.

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

We have engaged PricewaterhouseCoopers LLP as our independent registered public accounting firm. The following table summarizes the fees we have paid PricewaterhouseCoopers LLP to audit the Partnership’s annual consolidated financial statements and for other services for each of the last two fiscal years:

	2013	2012
	(in thousands)	(in thousands)
Audit fees	$1,309	$1,054
Audit-related fees	—	200
Tax	397	274
Total	$1,706	$1,528

Audit fees are primarily for audit of the Partnership’s consolidated financial statements, reviews of the Partnership’s financial statements included in the Form 10-Qs, comfort letters and other filings.

Audit-related fees for the year ended December 31, 2012 include the audit and review, respectively, of the Marcellus gas gathering systems financial statements for the nine months ended September 30, 2011.

Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning. This category primarily includes services relating to the preparation of unitholder annual K-1 statements.

Audit Committee Approval of Audit and Non-Audit Services

The Audit Committee of the Partnership’s general partner has adopted a Pre-Approval Policy with respect to services which may be performed by PricewaterhouseCoopers LLP. This policy lists specific audit-related services as well as any other services that PricewaterhouseCoopers LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairman, to whom such authority has been conditionally delegated, prior to engagement. During 2013, no fees for services outside the scope of audit, review, or attestation that exceed the waiver provisions of 17 CFR 210.2-01(c)(7)(i)(C) were approved by the Audit Committee.

The Audit Committee has approved the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm to conduct the audit of the Partnership’s consolidated financial statements for the year ended December 31, 2013.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements. Reference is made to the accompanying Index to Financial Statements.
2.	Financial Statement Schedules. Schedule II is included in Item 8 of this report with our consolidated financial statements. No other financial statement schedules are applicable or required.
3.	Exhibits. The following exhibits are filed herewith pursuant to the requirements of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Asset Purchase Agreement, dated as of December 16, 2010, by and among Louisiana Midstream Gas Services, L.L.C., Chesapeake Midstream Development, L.P. and Magnolia Midstream Gas Services L.L.C., and, for certain limited purposes, Chesapeake Midstream Management, L.L.C.	8-K	001-34831	2.1	12/22/2010
2.2	Unit Purchase Agreement by and among Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Operating, L.L.C., Chesapeake Midstream Development, L.P. and Appalachia Midstream Services, L.L.C., and, for certain limited purposes, Chesapeake Midstream Management, L.L.C. and Chesapeake Midstream Partners, L.P., dated December 28, 2011	8-K	001-34831	2.1	01/04/2012
2.3	Unit Purchase Agreement, dated as of December 11, 2012, by and among Chesapeake Midstream Development, L.L.C. and Access Midstream Partners, L.P.	8-K	001-34831	2.1	12/12/2012
2.4	Subscription Agreement, dated as of December 11, 2012, by and among Access Midstream Partners, L.P., Access Midstream Partners GP, L.L.C., GIP II Hawk Holdings Partnership, L.P. and The Williams Companies, Inc.	8-K	001-34831	2.2	12/12/2012
3.1	Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	S-1	333-164905	3.1	02/16/2010
3.1.1	Certificate of Amendment to the Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	8-K	001-34831	3.1	07/30/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1.2	Composite Certificate of Limited Partnership of Access Midstream Partners, L.P.	8-K	001-34831	3.2	07/30/2012
3.2	First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated August 3, 2010	8-K	001-34831	3.1	08/05/2010
3.2.1	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated as of July 24, 2012	8-K	001-34831	3.3	07/30/2012
3.2.2	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Access Midstream Partners, L.P. dated as of December 20, 2012	8-K	001-34831	3.1	12/26/2012
3.2.3	Composite Agreement of Limited Partnership of Access Midstream Partners, L.P.	10-K	001-34831	3.2.3	02/25/2013
3.3	Certificate of Formation of Chesapeake Midstream GP, L.L.C.	S-1	333-164905	3.3	02/16/2010
3.3.1	Certificate of Amendment to the Certificate of Formation of Chesapeake Midstream GP, L.L.C.	8-K	001-34831	3.5	07/30/2012
3.3.2	Composite Certificate of Formation of Access Midstream Partners GP, L.L.C.	8-K	001-34831	3.6	07/30/2012
3.4	Second Amended and Restated Limited Liability Company Agreement of Chesapeake MLP Operating, L.L.C., dated August 3, 2010	8-K	001-34831	3.2	08/05/2010
4.1	Indenture, dated as of April 19, 2011, by and among the Partnership, Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.1	04/20/2011
4.2	Supplemental Indenture, dated as of January 7, 2013, by and among the Partnership, Finance Corp, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.2	08/19/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
4.3	Registration Rights Agreement, dated as of April 19, 2011, by and among the Partnership, Finance Corp, the General Partner, the Guarantors named therein and the representatives of the Initial Purchasers named therein	8-K	001-34831	4.2	04/20/2011
4.4	Indenture, dated as of January 11, 2012, by and among the Partnership, Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.1	01/11/2012
4.5

Supplemental Indenture and Amendment – Subsidiary guarantee, dated as of January 7, 2013, by and among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

						X
4.6	Registration Rights Agreement, dated as of January 11, 2012, by and among the Partnership, Finance Corp, the General Partner, the Guarantors named therein and the representatives of the Initial Purchasers named therein	8-K	001-34831	4.2	01/11/2012
4.7	Indenture, dated as of December 19, 2012, by and among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.1	12/19/2012
4.8	First Supplemental Indenture, dated as of December 19, 2012, among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.2	12/19/2012
4.9

Second Supplemental Indenture and Amendment – Subsidiary Guarantee, dated as of January 7, 2013, by among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

						X
4.10	Amended and Restated Registration Rights Agreement, dated as of December 20, 2012, by and among Access Midstream Partners, L.P., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P., GIP-C Holding (CHK), L.P., GIP II Eagle Holdings Partnership, L.P., GIP II Hawk Holdings Partnership, L.P. and The Williams Companies, Inc.	8-K	001-34831	4.1	12/26/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.1	Omnibus Agreement, dated August 3, 2010, by and among Chesapeake Midstream Holdings, L.L.C., Chesapeake Midstream Ventures, L.L.C. and Chesapeake Midstream Partners, L.P.	8-K	001-34831	10.1	08/05/2010
10.1.1	Amendment to Omnibus Agreement, dated June 15, 2012, by and among Chesapeake Midstream Holdings, L.L.C., Chesapeake Midstream Ventures, L.L.C. and Chesapeake Midstream Partners, L.P.	8-K	001-34831	10.5	06/20/2012
10.2	Amended and Restated Services Agreement, dated August 3, 2013, by and among Chesapeake Midstream Management, L.L.C., Chesapeake Operating Inc., Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P. and Chesapeake MLP Operating, L.L.C.	8-K	001-34831	1.3	06/19/2012
10.2.1	Letter Agreement, dated June 15, 2012, by and among Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P., Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., GIP A Holding (CHK), L.P., GIP B Holding (CHK), L.P. and GIP C Holding (CHK), L.P.	8-K	001-34831	10.2	07/06/2012
10.2.2	Amendment to Letter Agreement, dated June 29, 2012, by and among Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P., Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., GIP A Holding (CHK), L.P., GIP B Holding (CHK), L.P. and GIP C Holding (CHK), L.P.	S-1	333-164905	10.18	07/20/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.2.3	Second Letter Amendment Agreement, dated as of December 20, 2012, amending that certain Letter Agreement, dated as of June 15, 2012, by and among Chesapeake Energy Corporation, Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., Access Midstream Partners GP, L.L.C. (f/k/a Chesapeake Midstream GP, L.L.C.), Access Midstream Partners, L.P. (f/k/a Chesapeake Midstream Partners, L.P.), Access MLP Operating L.L.C. (f/k/a Chesapeake MLP Operating L.L.C.), GIP A Holding (CHK), L.P., GIP B Holding (CHK), L.P. and GIP C Holding (CHK), L.P.	10-K	001-34831	10.10.1	03/11/2011
10.6†	Amended and Restated Gas Gathering Agreement, dated January 25, 2010, by and among Chesapeake Midstream Partners, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P. and DDJET Limited LLP	S-1	333-164905	10.2	07/26/2010
10.6.1†	Amendment to Amended and Restated Gas Gathering Agreement, dated March 8, 2011, by and among Chesapeake Midstream Partners, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P. and DDJET Limited L.L.P.	10-K	001-34831	10.22	03/11/2011
10.6.2

Letter Agreement Amendment, dated April 13, 2012, by and among Chesapeake Midstream Partners, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P. and DDJET Limited LLP.

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
10.8.1†

First Amendment to Gas Gathering Agreement, Dated July 5, 2011, by and among Magnolia Midstream Gas Services, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Empress, L.L.C. and Chesapeake Louisiana L.P.

						X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.8.2†

Amendment to Gas Gathering Agreement, dated June 1, 2013, effective as of January 1, 2013, by and among Magnolia Midstream Gas Services, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Empress, L.L.C. and Chesapeake Louisiana L.P.

						X
10.8.3†

Agreement to Implement Lower Pressure Service – Springridge GGA, dated November 14, 2013, by and among Magnolia Midstream Gas Services, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Empress, L.L.C. and Chesapeake Louisiana L.P.

						X
10.9†	Eagle Ford Gas Gathering Contract, dated effective July 1, 2012, by and among Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration, L.L.C. and Mockingbird Midstream Gas Services, L.L.C.	10-K	001-34831	10.9	02/25/2013
10.10†	Haynesville Gas Gathering Contract, dated effective July 1, 2012, by and among Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Louisiana, L.P., Empress, L.L.C. and Louisiana Midstream Gas Services, L.L.C.	10-K	001-34831	10.10	02/25/2013
10.11	Gas Compressor Master Rental and Servicing Agreement, dated September 30, 2009, between MidCon Compression, LLC and Chesapeake Midstream Partners, L.L.C.	S-1	333-164905	10.8	04/09/2010
10.11.1†	Amended and Restated Gas Compressor Master Rental and Servicing Agreement, effective as of December 21, 2010, between MidCon Compression, LLC and Chesapeake MLP Operating, L.L.C.	10-K	001-34831	10.15	03/11/2011
10.12†	Compression Agreement, effective as of September 30, 2009, between MidCon Compression, LLC and Chesapeake MLP Operating, L.L.C.	10-K	001-34831	10.12	02/25/2013
10.13†	Compression Agreement, effective as of January 1, 2011, between MidCon Compression, L.L.C. and Chesapeake Midstream Operating, L.L.C.	10-K	001-34831	10.13	02/25/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.14†	Additional Agreement, dated January 25, 2010, by and among Chesapeake Midstream Partners, L.L.C., Total Gas & Power North America, Inc., Total E&P USA, Inc., Chesapeake Energy Marketing, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P., DDJET Limited LLP and Chesapeake Operating, Inc.	S-1	333-164905	10.4	07/26/2010
10.15*	Amended and Restated Access Midstream Partners GP, L.L.C. Management Incentive Compensation Plan, dated as of December 20, 2012	8-K	001-34831	10.5	12/27/2012
10.15.1*	Form of Award Agreement under Amended and Restated Access Midstream Partners GP, L.L.C. Management Incentive Compensation Plan	8-K	001-34831	10.6	12/27/2012
10.15.2*	Award Agreement under Chesapeake Midstream Management Incentive Compensation Plan - Robert S. Purgason	S-1	333-164905	10.20	07/06/2010
10.15.3*	Award Agreement under Chesapeake Midstream Management Incentive Compensation Plan – David C. Shiels	S-1	333-164905	10.21	07/06/2010
10.15.4*	First Amendment to Award Agreement, effective as of December 20, 2012, by and between Access Midstream Partners GP, L.L.C. and Robert S. Purgason	8-K	001-34831	10.7	12/27/2012
10.16*	Amended and Restated Employment Agreement of J. Mike Stice, dated as of November 10, 2011	10-K	001-34831	10.16	02/29/2012
10.16.1*	Amendment to Employment Agreement of J. Mike Stice, dated as of December 22, 2011	10-K	001-34831	10.16.1	02/29/2012
10.17	Employment Agreement, effective as of January 1, 2013, between Access Midstream Partners GP, L.L.C. and J. Mike Stice	8-K	001-34831	10.1	12/27/2012
10.18*	Employment Agreement, effective as of January 1, 2013, between Access Midstream Partners GP, L.L.C. and Robert S. Purgason	8-K	001-34831	10.3	12/27/2012
10.19*	Employment Agreement, effective as of January 1, 2013, between Access Midstream Partners GP, L.L.C. and David C. Shiels	8-K	001-34831	10.2	12/27/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.20	Second Amended and Restated Credit Agreement, dated as of May 13, 2013, by and among Access MLP Operating, L.L.C., as the Borrower, Access Midstream Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and the Issuing Lender, and the other lenders party thereto.	8-K	001-34831	10.1	05/14/2013
10.21	Non-Solicitation Agreement, dated as of December 20, 2012, among Access Midstream Partners, L.P., Chesapeake Midstream Development, L.L.C., Chesapeake Operating, Inc., Chesapeake Energy Marketing, Inc. and Chesapeake Energy Corporation.	8-K	001-34831	10.1	12/26/2012
10.22*	Assumption Agreement, dated December 20, 2012, between Chesapeake Midstream Management, L.L.C. and Access Midstream Partners GP, L.L.C.	8-K	001-34831	10.4	12/27/2012
10.23*	Access Midstream Partners GP, L.L.C. Employee Severance Program, effective as of January 1, 2013.	8-K	001-34831	10.8	12/27/2012
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

		8-K	001-34831	10.3	12/26/2012
12.1	Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of Access Midstream Partners, L.P.					X
23.1	Consent of PricewaterhouseCoopers, LLP					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Such portions have been filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS MIDSTREAM PARTNERS, L.P. By: Access Midstream Partners GP, L.L.C., its general partner
Date: February 21, 2014	By	/S/ J. MIKE STICE
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

Signature	Capacity	Date
/s/ J. MIKE STICE	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2014
J. Mike Stice
/s/ DAVID C. SHIELS	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2014
David C. Shiels
/s/ ROBERT S. PURGASON	Chief Operating Officer and Director	February 21, 2014
Robert S. Purgason
/s/ DAVID A. DABERKO	Chairman of the Board and Director	February 21, 2014
David A. Daberko
/s/ ALAN S. ARMSTRONG	Director	February 21, 2014
Alan S. Armstrong
/s/ WILLIAM B. BERRY	Director	February 21, 2014
William B. Berry
/s/ WILLIAM J. BRILLIANT	Director	February 21, 2014
William J. Brilliant
/s/ DONALD R. CHAPPEL	Director	February 21, 2014
Donald R. Chappel
/s/ JAMES J. CLEARY	Director	February 21, 2014
James J. Cleary
/s/ DOMENIC J. DELL’OSSO JR.	Director	February 21, 2014
Domenic J. Dell’Osso Jr.
/s/ PHILIP L. FREDERICKSON	Director	February 21, 2014
Philip L. Frederickson
/s/ SUEDEEN G. KELLY	Director	February 21, 2014
Suedeen G. Kelly
/s/ JAMES E. SCHEEL	Director	February 21, 2014
James E. Scheel
/s/ WILLIAM A. WOODBURN	Director	February 21, 2014
William A. Woodburn

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Asset Purchase Agreement, dated as of December 16, 2010, by and among Louisiana Midstream Gas Services, L.L.C., Chesapeake Midstream Development, L.P. and Magnolia Midstream Gas Services L.L.C., and, for certain limited purposes, Chesapeake Midstream Management, L.L.C.	8-K	001-34831	2.1	12/22/2010
2.2	Unit Purchase Agreement by and among Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Operating, L.L.C., Chesapeake Midstream Development, L.P. and Appalachia Midstream Services, L.L.C., and, for certain limited purposes, Chesapeake Midstream Management, L.L.C. and Chesapeake Midstream Partners, L.P., dated December 28, 2011	8-K	001-34831	2.1	01/04/2012
2.3	Unit Purchase Agreement, dated as of December 11, 2012, by and among Chesapeake Midstream Development, L.L.C. and Access Midstream Partners, L.P.	8-K	001-34831	2.1	12/12/2012
2.4	Subscription Agreement, dated as of December 11, 2012, by and among Access Midstream Partners, L.P., Access Midstream Partners GP, L.L.C., GIP II Hawk Holdings Partnership, L.P. and The Williams Companies, Inc.	8-K	001-34831	2.2	12/12/2012
3.1	Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	S-1	333-164905	3.1	02/16/2010
3.1.1	Certificate of Amendment to the Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	8-K	001-34831	3.1	07/30/2012
3.1.2	Composite Certificate of Limited Partnership of Access Midstream Partners, L.P.	8-K	001-34831	3.2	07/30/2012
3.2	First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated August 3, 2010	8-K	001-34831	3.1	08/05/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.2.1	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated as of July 24, 2012	8-K	001-34831	3.3	07/30/2012
3.2.2	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Access Midstream Partners, L.P. dated as of December 20, 2012	8-K	001-34831	3.1	12/26/2012
3.2.3	Composite Agreement of Limited Partnership of Access Midstream Partners, L.P.	10-K	001-34831	3.2.3	02/25/2013
3.3	Certificate of Formation of Chesapeake Midstream GP, L.L.C.	S-1	333-164905	3.3	02/16/2010
3.3.1	Certificate of Amendment to the Certificate of Formation of Chesapeake Midstream GP, L.L.C.	8-K	001-34831	3.5	07/30/2012
3.3.2	Composite Certificate of Formation of Access Midstream Partners GP, L.L.C.	8-K	001-34831	3.6	07/30/2012
3.4	Second Amended and Restated Limited Liability Company Agreement of Chesapeake MLP Operating, L.L.C., dated August 3, 2010	8-K	001-34831	3.2	08/05/2010
4.1	Indenture, dated as of April 19, 2011, by and among the Partnership, Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.1	04/20/2011
4.2	Supplemental Indenture, dated as of January 7, 2013, by and among the Partnership, Finance Corp, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.2	08/19/2013
4.3	Registration Rights Agreement, dated as of April 19, 2011, by and among the Partnership, Finance Corp, the General Partner, the Guarantors named therein and the representatives of the Initial Purchasers named therein	8-K	001-34831	4.2	04/20/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
4.4	Indenture, dated as of January 11, 2012, by and among the Partnership, Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.1	01/11/2012
4.5

Supplemental Indenture and Amendment – Subsidiary guarantee, dated as of January 7, 2013, by and among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

						X
4.6	Registration Rights Agreement, dated as of January 11, 2012, by and among the Partnership, Finance Corp, the General Partner, the Guarantors named therein and the representatives of the Initial Purchasers named therein	8-K	001-34831	4.2	01/11/2012
4.7	Indenture, dated as of December 19, 2012, by and among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.1	12/19/2012
4.8	First Supplemental Indenture, dated as of December 19, 2012, among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.2	12/19/2012
4.9

Second Supplemental Indenture and Amendment – Subsidiary Guarantee, dated as of January 7, 2013, by among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

						X
4.10	Amended and Restated Registration Rights Agreement, dated as of December 20, 2012, by and among Access Midstream Partners, L.P., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P., GIP-C Holding (CHK), L.P., GIP II Eagle Holdings Partnership, L.P., GIP II Hawk Holdings Partnership, L.P. and The Williams Companies, Inc.	8-K	001-34831	4.1	12/26/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.1	Omnibus Agreement, dated August 3, 2010, by and among Chesapeake Midstream Holdings, L.L.C., Chesapeake Midstream Ventures, L.L.C. and Chesapeake Midstream Partners, L.P.	8-K	001-34831	10.1	08/05/2010
10.1.1	Amendment to Omnibus Agreement, dated June 15, 2012, by and among Chesapeake Midstream Holdings, L.L.C., Chesapeake Midstream Ventures, L.L.C. and Chesapeake Midstream Partners, L.P.	8-K	001-34831	10.5	06/20/2012
10.2	Amended and Restated Services Agreement, dated August 3, 2013, by and among Chesapeake Midstream Management, L.L.C., Chesapeake Operating Inc., Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P. and Chesapeake MLP Operating, L.L.C.	8-K	001-34831	10.2	08/05/2010
10.2.1	Letter Agreement, dated June 15, 2012, by and among Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P., Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., GIP A Holding (CHK), L.P., GIP B Holding (CHK), L.P. and GIP C Holding (CHK), L.P.	8-K	001-34831	10.2	06/20/2012
10.2.2	Amendment to Letter Agreement, dated June 29, 2012, by and among Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P., Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., GIP A Holding (CHK), L.P., GIP B Holding (CHK), L.P. and GIP C Holding (CHK), L.P.	8-K	001-34831	10.1	07/06/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.2.3	Second Letter Amendment Agreement, dated as of December 20, 2012, amending that certain Letter Agreement, dated as of June 15, 2012, by and among Chesapeake Energy Corporation, Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., Access Midstream Partners GP, L.L.C. (f/k/a Chesapeake Midstream GP, L.L.C.), Access Midstream Partners, L.P. (f/k/a Chesapeake Midstream Partners, L.P.), Access MLP Operating L.L.C. (f/k/a Chesapeake MLP Operating L.L.C.), GIP A Holding (CHK), L.P., GIP B Holding (CHK), L.P. and GIP C Holding (CHK), L.P.	8-K	001-34831	10.2	12/26/2012
10.3	Investor Rights Agreement, dated June 15, 2012, by and among Chesapeake Midstream Ventures, L.L.C., Chesapeake Midstream Holdings, L.L.C., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P., GIP-C Holding (CHK), L.P., GIP II Eagle 1 Holding, L.P., GIP II Eagle 2 Holding, L.P., GIP II Eagle 3 Holding, L.P. and GIP II Eagle 4 Holding, L.P.	8-K	001-34831	1.3	06/19/2012
10.4	Amended and Restated Management Rights Agreement, dated June 29, 2012, by and among GIP II-B Eagle AIV 1, L.P., GIP II Eagle Holdings Partnership, L.P., GIP II Eagle 2 Holding, L.P., GIP II Eagle Acquisition Holdings GP, LLC, Chesapeake Midstream Ventures, L.L.C., Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P. and Chesapeake MLP Operating, L.L.C.	8-K	001-34831	10.2	07/06/2012
10.5*	Chesapeake Midstream Long-Term Incentive Plan	S-1	333-164905	10.18	07/20/2010
10.5.1*	Form of Restricted Unit Award Agreement for Long-Term Incentive Plan	10-K	001-34831	10.10.1	03/11/2011
10.6†	Amended and Restated Gas Gathering Agreement, dated January 25, 2010, by and among Chesapeake Midstream Partners, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P. and DDJET Limited LLP	S-1	333-164905	10.2	07/26/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.6.1†	Amendment to Amended and Restated Gas Gathering Agreement, dated March 8, 2011, by and among Chesapeake Midstream Partners, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P. and DDJET Limited L.L.P.	10-K	001-34831	10.22	03/11/2011
10.6.2

Letter Agreement Amendment, dated April 13, 2012, by and among Chesapeake Midstream Partners, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P. and DDJET Limited LLP.

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
10.8.1†

First Amendment to Gas Gathering Agreement, Dated July 5, 2011, by and among Magnolia Midstream Gas Services, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Empress, L.L.C. and Chesapeake Louisiana L.P.

						X
10.8.2†

Amendment to Gas Gathering Agreement, dated June 1, 2013, effective as of January 1, 2013, by and among Magnolia Midstream Gas Services, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Empress, L.L.C. and Chesapeake Louisiana L.P.

						X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.8.3†

Agreement to Implement Lower Pressure Service – Springridge GGA, dated November 14, 2013, by and among Magnolia Midstream Gas Services, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Empress, L.L.C. and Chesapeake

Louisiana L.P.

						X
10.9†	Eagle Ford Gas Gathering Contract, dated effective July 1, 2012, by and among Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration, L.L.C. and Mockingbird Midstream Gas Services, L.L.C.	10-K	001-34831	10.9	02/25/2013
10.10†	Haynesville Gas Gathering Contract, dated effective July 1, 2012, by and among Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Louisiana, L.P., Empress, L.L.C. and Louisiana Midstream Gas Services, L.L.C.	10-K	001-34831	10.10	02/25/2013
10.11	Gas Compressor Master Rental and Servicing Agreement, dated September 30, 2009, between MidCon Compression, LLC and Chesapeake Midstream Partners, L.L.C.	S-1	333-164905	10.8	04/09/2010
10.11.1†	Amended and Restated Gas Compressor Master Rental and Servicing Agreement, effective as of December 21, 2010, between MidCon Compression, LLC and Chesapeake MLP Operating, L.L.C.	10-K	001-34831	10.15	03/11/2011
10.12†	Compression Agreement, effective as of September 30, 2009, between MidCon Compression, LLC and Chesapeake MLP Operating, L.L.C.	10-K	001-34831	10.12	02/25/2013
10.13†	Compression Agreement, effective as of January 1, 2011, between MidCon Compression, L.L.C. and Chesapeake Midstream Operating, L.L.C.	10-K	001-34831	10.13	02/25/2013
10.14†	Additional Agreement, dated January 25, 2010, by and among Chesapeake Midstream Partners, L.L.C., Total Gas & Power North America, Inc., Total E&P USA, Inc., Chesapeake Energy Marketing, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P., DDJET Limited LLP and Chesapeake Operating, Inc.	S-1	333-164905	10.4	07/26/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.15*	Amended and Restated Access Midstream Partners GP, L.L.C. Management Incentive Compensation Plan, dated as of December 20, 2012	8-K	001-34831	10.5	12/27/2012
10.15.1*	Form of Award Agreement under Amended and Restated Access Midstream Partners GP, L.L.C. Management Incentive Compensation Plan	8-K	001-34831	10.6	12/27/2012
10.15.2*	Award Agreement under Chesapeake Midstream Management Incentive Compensation Plan - Robert S. Purgason	S-1	333-164905	10.20	07/06/2010
10.15.3*	Award Agreement under Chesapeake Midstream Management Incentive Compensation Plan – David C. Shiels	S-1	333-164905	10.21	07/06/2010
10.15.4*	First Amendment to Award Agreement, effective as of December 20, 2012, by and between Access Midstream Partners GP, L.L.C. and Robert S. Purgason	8-K	001-34831	10.7	12/27/2012
10.16 *	Amended and Restated Employment Agreement of J. Mike Stice, dated as of November 10, 2011	10-K	001-34831	10.16	02/29/2012
10.16.1 *	Amendment to Employment Agreement of J. Mike Stice, dated as of December 22, 2011	10-K	001-34831	10.16.1	02/29/2012
10.17	Employment Agreement, effective as of January 1, 2013, between Access Midstream Partners GP, L.L.C. and J. Mike Stice	8-K	001-34831	10.1	12/27/2012
10.18*	Employment Agreement, effective as of January 1, 2013, between Access Midstream Partners GP, L.L.C. and Robert S. Purgason	8-K	001-34831	10.3	12/27/2012
10.19*	Employment Agreement, effective as of January 1, 2013, between Access Midstream Partners GP, L.L.C. and David C. Shiels	8-K	001-34831	10.2	12/27/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.20	Second Amended and Restated Credit Agreement, dated as of May 13, 2013, by and among Access MLP Operating, L.L.C., as the Borrower, Access Midstream Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and the Issuing Lender, and the other lenders party thereto.	8-K	001-34831	10.1	05/14/2013
10.21	Non-Solicitation Agreement, dated as of December 20, 2012, among Access Midstream Partners, L.P., Chesapeake Midstream Development, L.L.C., Chesapeake Operating, Inc., Chesapeake Energy Marketing, Inc. and Chesapeake Energy Corporation.	8-K	001-34831	10.1	12/26/2012
10.22*	Assumption Agreement, dated December 20, 2012, between Chesapeake Midstream Management, L.L.C. and Access Midstream Partners GP, L.L.C.	8-K	001-34831	10.4	12/27/2012
10.23*	Access Midstream Partners GP, L.L.C. Employee Severance Program, effective as of January 1, 2013.	8-K	001-34831	10.8	12/27/2012
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

		8-K	001-34831	10.3	12/26/2012
12.1	Ratio of Earnings to Fixed Charges					X
21.1	Subsidiaries of Access Midstream Partners, L.P.					X
23.1	Consent of PricewaterhouseCoopers, LLP					X
31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Such portions have been filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.