Form 10-K/A
period 2013-12-31
ACCESS MIDSTREAM PARTNERS LP
filed 2014-03-03
CIK 1483096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment (“Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2013 (the “Original 10-K”) of Access Midstream Partners, L.P. (the “Partnership”) is being filed for the purpose of including a new Note 16 – Guarantor Condensed Consolidating Financial Statements (the “Guarantor Footnote”) in accordance with the requirements of Regulation S-X.  The primary purpose of the Guarantor Footnote is to provide financial information to the holders of the Partnership’s publicly traded debt instruments regarding the Partnership’s non-guarantor subsidiaries.

This Amendment solely modifies Part II, Item 8 and Part IV, Item 15 of the Original 10-K.  All other Items of the Original 10-K are unaffected by this Amendment, and such Items have not been included in this Amendment.  Information included in this Amendment is stated as of December 31, 2013, and does not reflect any subsequent events after the filing of the Original 10-K.

The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original 10-K, have been re-executed and re-filed as of the date of this Amendment.

The Partnership’s management has considered whether the addition of the Guarantor Footnote to conform to the requirements of Rule 3-10 of Regulation S-X under the Exchange Act affects management’s conclusion, set forth in the Original 10-K, regarding the effectiveness, as of December 31, 2013, of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and the Partnership’s internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management continues to believe that, as of December 31, 2013:

•      The Partnership’s disclosure controls and procedures were functioning effectively to provide reasonable assurance that information required to be disclosed by the Partnership in its reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure; and

•      The Partnership’s internal control over financial reporting was effective based on the criteria on which it was evaluated, as described in the Original 10-K. Management’s Annual Report on Internal Control over Financial Reporting is included in this Amendment.

PART II

ITEM 8.	Financial Statements and Supplementary Data

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

/s/ PricewaterhouseCoopers LLP

February 21, 2014, except for Note 16 for the inclusion of the Guarantor Condensed Consolidating Financial Information which is dated March 3, 2014

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Guarantor Condensed Consolidating Financial Information

The Partnership, as the parent company, has no independent assets or operations.  The Partnership’s operations are conducted by its subsidiaries through its primary operating company subsidiary, Access MLP Operating, L.L.C., a direct 100 percent owned subsidiary of the Partnership.  The Partnership’s obligations under its outstanding senior notes listed in Note 11 are fully and unconditionally guaranteed, jointly and severally, by certain of its 100 percent owned subsidiaries on a senior unsecured basis, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture.  The Partnership’s subsidiaries Cardinal Gas Services, L.L.C. and Jackalope Gas Gathering Services, L.L.C. are not guarantors of the Partnership’s senior notes or credit facility.

Set forth below are condensed consolidating financial statements for the Partnership, as the parent company, on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of and for the year ended December 31, 2013. These schedules are presented using the equity method of accounting for all periods presented. The financial results of the non-guarantor subsidiaries are deemed minor as of December 31, 2012. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

($ in thousands)

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	—	400	16,829	—	17,229
Accounts receivable	—	202,007	20,402	—	222,409
Intercompany receivable from parent	3,882,291	3,105	20,330	(3,905,726)	—
Prepaid expenses	—	10,182	—	—	10,182
Other current assets	—	7,569	542	—	8,111
Total current assets	3,882,291	223,263	58,103	(3,905,726)	257,931

Property, plant and equipment:
Gathering systems	—	5,295,771	679,169	—	5,974,940
Other fixed assets	—	175,397	14	—	175,411
Less: Accumulated depreciation	—	(845,892)	(13,659)	—	(859,551)
Total property, plant and equipment, net	—	4,625,276	665,524	—	5,290,800
Investments in affiliates	3,076,205	2,315,988	—	(3,455,590)	1,936,603
Intangible customer relationships, net	—	372,391	—	—	372,391
Deferred loan costs, net	46,140	13,581	—	—	59,721
Total Assets	7,004,636	7,550,499	723,627	(7,361,316)	7,917,446

Current liabilities:
Accounts payable	—	36,638	882	—	37,520
Accrued liabilities	—	203,099	65,853	—	268,952
Intercompany payable to parent	—	—	23,435	(23,435)	—
Total current liabilities	—	239,737	90,170	(23,435)	306,472

Long-term liabilities:
Long-term debt	2,905,730	343,500	—	—	3,249,230
Intercompany payable to parent	—	3,882,290	—	(3,882,290)	—
Other liabilities	—	8,767	187	—	8,954
Total long-term liabilities	2,905,730	4,234,557	187	(3,882,290)	3,258,184

Partners' capital:
Total partners’ capital attributable to Access Midstream Partners, L.P.	4,098,906	3,076,205	633,270	(3,709,475)	4,098,906
Noncontrolling interest	—	—	—	253,884	253,884
Total partners’ capital	4,098,906	3,076,205	633,270	(3,455,591)	4,352,790
Total liabilities and partners’ capital	7,004,636	7,550,499	723,627	(7,361,316)	7,917,446

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013

($ in thousands)

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	—	1,014,891	58,331	—	1,073,222
Operating expenses
Operating expenses	—	310,184	28,532	—	338,716
Depreciation and amortization expense	—	284,656	11,523	—	296,179
General and administrative expense	—	100,835	3,497	—	104,332
Other operating (income) expense	—	1,854	238	—	2,092
Total operating expenses	—	697,529	43,790	—	741,319
Operating income	—	317,362	14,541	—	331,903
Other income (expense)
Income from affiliates	452,828	139,962	—	(462,370)	130,420
Interest expense	(116,803)	—	25	—	(116,778)
Other income	—	727	100	—	827
Income before income tax expense	336,025	458,051	14,666	(462,370)	346,372
Income tax expense	—	5,223	—	—	5,223
Net income	336,025	452,828	14,666	(462,370)	341,149
Net income (loss) attributable to noncontrolling interest	—	—	—	5,124	5,124
Net income attributable to Access Midstream Partners, L.P.	336,025	452,828	14,666	(467,494)	336,025

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

($ in thousands)

	Parent	Guarantor Subsidiaries	Non‑Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	—	539,043	24,919	—	563,962
Cash flows from Investing activities
Additions to property, plant and equipment	—	(639,404)	(419,195)	—	(1,058,599)
Investment in unconsolidated affiliates	—	(572,370)	—	—	(572,370)
Proceeds from sale of assets	—	74,385	166	—	74,551
Net cash used in investing activities	—	(1,137,389)	(419,029)	—	(1,556,418)
Cash flows from financing activities
Proceeds from long-term debt borrowings	—	2,015,700	—	—	2,015,700
Payments on long-term debt borrowings	—	(1,672,200)	—	—	(1,672,200)
Proceeds from issuance of common units	449,312	—	—	—	449,312
Proceeds from issuance of senior notes	414,094	—	—	—	414,094
Distributions to unit holders	(389,128)	—	—	—	(389,128)
Capital contributions from noncontrolling interests	—	—	151,976	—	151,976
Payments on capital lease obligations	—	(3,552)	—	—	(3,552)
Payments on leasehold improvement financing	—	(17,798)	—	—	(17,798)
Debt issuance costs	(5,944)	(6,470)	—	—	(12,414)
Other adjustments	8,701	—	—	—	8,701
Intercompany advances, net	(477,035)	219,850	257,185	—	—
Net cash provided by financing activities	—	535,530	409,161	—	944,691
Net decrease in cash and cash equivalents	—	(62,816)	15,051	—	(47,765)
Cash and cash equivalents, beginning of period	—	63,216	1,778		64,994
Cash and cash equivalents, end of period	—	400	16,829	—	17,229

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements. Reference is made to the accompanying Index to Financial Statements.
2.	Financial Statement Schedules. Schedule II is included in Item 8 of this report with our consolidated financial statements. No other financial statement schedules are applicable or required.
3.	Exhibits. The following exhibits are filed herewith pursuant to the requirements of Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Asset Purchase Agreement, dated as of December 16, 2010, by and among Louisiana Midstream Gas Services, L.L.C., Chesapeake Midstream Development, L.P. and Magnolia Midstream Gas Services L.L.C., and, for certain limited purposes, Chesapeake Midstream Management, L.L.C.	8-K	001-34831	2.1	12/22/2010
2.2	Unit Purchase Agreement by and among Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Operating, L.L.C., Chesapeake Midstream Development, L.P. and Appalachia Midstream Services, L.L.C., and, for certain limited purposes, Chesapeake Midstream Management, L.L.C. and Chesapeake Midstream Partners, L.P., dated December 28, 2011	8-K	001-34831	2.1	01/04/2012
2.3	Unit Purchase Agreement, dated as of December 11, 2012, by and among Chesapeake Midstream Development, L.L.C. and Access Midstream Partners, L.P.	8-K	001-34831	2.1	12/12/2012
2.4	Subscription Agreement, dated as of December 11, 2012, by and among Access Midstream Partners, L.P., Access Midstream Partners GP, L.L.C., GIP II Hawk Holdings Partnership, L.P. and The Williams Companies, Inc.	8-K	001-34831	2.2	12/12/2012
3.1	Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	S-1	333-164905	3.1	02/16/2010
3.1.1	Certificate of Amendment to the Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	8-K	001-34831	3.1	07/30/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1.2	Composite Certificate of Limited Partnership of Access Midstream Partners, L.P.	8-K	001-34831	3.2	07/30/2012
3.2	First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated August 3, 2010	8-K	001-34831	3.1	08/05/2010
3.2.1	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated as of July 24, 2012	8-K	001-34831	3.3	07/30/2012
3.2.2	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Access Midstream Partners, L.P. dated as of December 20, 2012	8-K	001-34831	3.1	12/26/2012
3.2.3	Composite Agreement of Limited Partnership of Access Midstream Partners, L.P.	10-K	001-34831	3.2.3	02/25/2013
3.3	Certificate of Formation of Chesapeake Midstream GP, L.L.C.	S-1	333-164905	3.3	02/16/2010
3.3.1	Certificate of Amendment to the Certificate of Formation of Chesapeake Midstream GP, L.L.C.	8-K	001-34831	3.5	07/30/2012
3.3.2	Composite Certificate of Formation of Access Midstream Partners GP, L.L.C.	8-K	001-34831	3.6	07/30/2012
3.4	Second Amended and Restated Limited Liability Company Agreement of Chesapeake MLP Operating, L.L.C., dated August 3, 2010	8-K	001-34831	3.2	08/05/2010
4.1	Indenture, dated as of April 19, 2011, by and among the Partnership, Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.1	04/20/2011
4.2	Supplemental Indenture, dated as of January 7, 2013, by and among the Partnership, Finance Corp, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.2	08/19/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
4.3	Registration Rights Agreement, dated as of April 19, 2011, by and among the Partnership, Finance Corp, the General Partner, the Guarantors named therein and the representatives of the Initial Purchasers named therein	8-K	001-34831	4.2	04/20/2011
4.4	Indenture, dated as of January 11, 2012, by and among the Partnership, Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.1	01/11/2012
4.5**	Supplemental Indenture and Amendment – Subsidiary guarantee, dated as of January 7, 2013, by and among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-34831	4.5	02/19/2014
4.6	Registration Rights Agreement, dated as of January 11, 2012, by and among the Partnership, Finance Corp, the General Partner, the Guarantors named therein and the representatives of the Initial Purchasers named therein	8-K	001-34831	4.2	01/11/2012
4.7	Indenture, dated as of December 19, 2012, by and among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.1	12/19/2012
4.8	First Supplemental Indenture, dated as of December 19, 2012, among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.2	12/19/2012
4.9**	Second Supplemental Indenture and Amendment – Subsidiary Guarantee, dated as of January 7, 2013, by among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-34831	4.9	02/19/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
4.10	Amended and Restated Registration Rights Agreement, dated as of December 20, 2012, by and among Access Midstream Partners, L.P., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P., GIP-C Holding (CHK), L.P., GIP II Eagle Holdings Partnership, L.P., GIP II Hawk Holdings Partnership, L.P. and The Williams Companies, Inc.	8-K	001-34831	4.1	12/26/2012
10.1	Omnibus Agreement, dated August 3, 2010, by and among Chesapeake Midstream Holdings, L.L.C., Chesapeake Midstream Ventures, L.L.C. and Chesapeake Midstream Partners, L.P.	8-K	001-34831	10.1	08/05/2010
10.1.1	Amendment to Omnibus Agreement, dated June 15, 2012, by and among Chesapeake Midstream Holdings, L.L.C., Chesapeake Midstream Ventures, L.L.C. and Chesapeake Midstream Partners, L.P.	8-K	001-34831	10.5	06/20/2012
10.2	Amended and Restated Services Agreement, dated August 3, 2013, by and among Chesapeake Midstream Management, L.L.C., Chesapeake Operating Inc., Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P. and Chesapeake MLP Operating, L.L.C.	8-K	001-34831	1.3	06/19/2012
10.2.1	Letter Agreement, dated June 15, 2012, by and among Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P., Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., GIP A Holding (CHK), L.P., GIP B Holding (CHK), L.P. and GIP C Holding (CHK), L.P.	8-K	001-34831	10.2	07/06/2012
10.2.2	Amendment to Letter Agreement, dated June 29, 2012, by and among Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P., Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., GIP A Holding (CHK), L.P., GIP B Holding (CHK), L.P. and GIP C Holding (CHK), L.P.	S-1	333-164905	10.18	07/20/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.2.3	Second Letter Amendment Agreement, dated as of December 20, 2012, amending that certain Letter Agreement, dated as of June 15, 2012, by and among Chesapeake Energy Corporation, Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., Access Midstream Partners GP, L.L.C. (f/k/a Chesapeake Midstream GP, L.L.C.), Access Midstream Partners, L.P. (f/k/a Chesapeake Midstream Partners, L.P.), Access MLP Operating L.L.C. (f/k/a Chesapeake MLP Operating L.L.C.), GIP A Holding (CHK), L.P., GIP B Holding (CHK), L.P. and GIP C Holding (CHK), L.P.	10-K	001-34831	10.10.1	03/11/2011
10.6†	Amended and Restated Gas Gathering Agreement, dated January 25, 2010, by and among Chesapeake Midstream Partners, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P. and DDJET Limited LLP	S-1	333-164905	10.2	07/26/2010
10.6.1†	Amendment to Amended and Restated Gas Gathering Agreement, dated March 8, 2011, by and among Chesapeake Midstream Partners, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P. and DDJET Limited L.L.P.	10-K	001-34831	10.22	03/11/2011
10.6.2**	Letter Agreement Amendment, dated April 13, 2012, by and among Chesapeake Midstream Partners, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P. and DDJET Limited LLP.	10-K	001-34831	10.6.3	02/19/2014
10.7	Barnett Gas Gathering Agreement, dated January 25, 2010, by and among Chesapeake Midstream Partners, L.L.C., Total Gas & Power North America, Inc. and Total E&P USA, Inc.	S-1	333-164905	10.3	07/26/2010
10.8†	Gas Gathering Agreement, dated December 21, 2010, by and among Magnolia Midstream Gas Services, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Empress, L.L.C. and Chesapeake Louisiana L.P.	10-K	001-34831	10.13	03/11/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.8.1†**	First Amendment to Gas Gathering Agreement, Dated July 5, 2011, by and among Magnolia Midstream Gas Services, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Empress, L.L.C. and Chesapeake Louisiana L.P.	10-K	001-34831	10.8.1	02/19/2014
10.8.2†**	Amendment to Gas Gathering Agreement, dated June 1, 2013, effective as of January 1, 2013, by and among Magnolia Midstream Gas Services, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Empress, L.L.C. and Chesapeake Louisiana L.P.	10-K	001-34831	10.8.2	02/19/2014
10.8.3†**	Agreement to Implement Lower Pressure Service – Springridge GGA, dated November 14, 2013, by and among Magnolia Midstream Gas Services, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Empress, L.L.C. and Chesapeake Louisiana L.P.	10-K	001-34831	10.8.3	02/19/2014
10.9†	Eagle Ford Gas Gathering Contract, dated effective July 1, 2012, by and among Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration, L.L.C. and Mockingbird Midstream Gas Services, L.L.C.	10-K	001-34831	10.9	02/25/2013
10.10†	Haynesville Gas Gathering Contract, dated effective July 1, 2012, by and among Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Louisiana, L.P., Empress, L.L.C. and Louisiana Midstream Gas Services, L.L.C.	10-K	001-34831	10.10	02/25/2013
10.11	Gas Compressor Master Rental and Servicing Agreement, dated September 30, 2009, between MidCon Compression, LLC and Chesapeake Midstream Partners, L.L.C.	S-1	333-164905	10.8	04/09/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.11.1†	Amended and Restated Gas Compressor Master Rental and Servicing Agreement, effective as of December 21, 2010, between MidCon Compression, LLC and Chesapeake MLP Operating, L.L.C.	10-K	001-34831	10.15	03/11/2011
10.12†	Compression Agreement, effective as of September 30, 2009, between MidCon Compression, LLC and Chesapeake MLP Operating, L.L.C.	10-K	001-34831	10.12	02/25/2013
10.13†	Compression Agreement, effective as of January 1, 2011, between MidCon Compression, L.L.C. and Chesapeake Midstream Operating, L.L.C.	10-K	001-34831	10.13	02/25/2013
10.14†	Additional Agreement, dated January 25, 2010, by and among Chesapeake Midstream Partners, L.L.C., Total Gas & Power North America, Inc., Total E&P USA, Inc., Chesapeake Energy Marketing, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P., DDJET Limited LLP and Chesapeake Operating, Inc.	S-1	333-164905	10.4	07/26/2010
10.15*	Amended and Restated Access Midstream Partners GP, L.L.C. Management Incentive Compensation Plan, dated as of December 20, 2012	8-K	001-34831	10.5	12/27/2012
10.15.1*	Form of Award Agreement under Amended and Restated Access Midstream Partners GP, L.L.C. Management Incentive Compensation Plan	8-K	001-34831	10.6	12/27/2012
10.15.2*	Award Agreement under Chesapeake Midstream Management Incentive Compensation Plan - Robert S. Purgason	S-1	333-164905	10.20	07/06/2010
10.15.3*	Award Agreement under Chesapeake Midstream Management Incentive Compensation Plan – David C. Shiels	S-1	333-164905	10.21	07/06/2010
10.15.4*	First Amendment to Award Agreement, effective as of December 20, 2012, by and between Access Midstream Partners GP, L.L.C. and Robert S. Purgason	8-K	001-34831	10.7	12/27/2012
10.16*	Amended and Restated Employment Agreement of J. Mike Stice, dated as of November 10, 2011	10-K	001-34831	10.16	02/29/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.16.1*	Amendment to Employment Agreement of J. Mike Stice, dated as of December 22, 2011	10-K	001-34831	10.16.1	02/29/2012
10.17	Employment Agreement, effective as of January 1, 2013, between Access Midstream Partners GP, L.L.C. and J. Mike Stice	8-K	001-34831	10.1	12/27/2012
10.18*	Employment Agreement, effective as of January 1, 2013, between Access Midstream Partners GP, L.L.C. and Robert S. Purgason	8-K	001-34831	10.3	12/27/2012
10.19*	Employment Agreement, effective as of January 1, 2013, between Access Midstream Partners GP, L.L.C. and David C. Shiels	8-K	001-34831	10.2	12/27/2012
10.20	Second Amended and Restated Credit Agreement, dated as of May 13, 2013, by and among Access MLP Operating, L.L.C., as the Borrower, Access Midstream Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and the Issuing Lender, and the other lenders party thereto.	8-K	001-34831	10.1	05/14/2013
10.21	Non-Solicitation Agreement, dated as of December 20, 2012, among Access Midstream Partners, L.P., Chesapeake Midstream Development, L.L.C., Chesapeake Operating, Inc., Chesapeake Energy Marketing, Inc. and Chesapeake Energy Corporation.	8-K	001-34831	10.1	12/26/2012
10.22*	Assumption Agreement, dated December 20, 2012, between Chesapeake Midstream Management, L.L.C. and Access Midstream Partners GP, L.L.C.	8-K	001-34831	10.4	12/27/2012
10.23*	Access Midstream Partners GP, L.L.C. Employee Severance Program, effective as of January 1, 2013.	8-K	001-34831	10.8	12/27/2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
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

		8-K	001-34831	10.3	12/26/2012
12.1**	Ratio of Earnings to Fixed Charges	10-K	001-34831	12.1	02/19/2014
21.1**	Subsidiaries of Access Midstream Partners, L.P.	10-K	001-34831	21.1	02/19/2014
23.1	Consent of PricewaterhouseCoopers, LLP					X
31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Such portions have been filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.
* *	Previously filed on February 19, 2014 as an exhibit to the Original 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS MIDSTREAM PARTNERS, L.P. By: Access Midstream Partners GP, L.L.C., its general partner
Date: March 3, 2014	By	/S/ J. MIKE STICE
J. Mike Stice Chief Executive Officer

POWER OF ATTORNEY

Francis E. Billings, whose signature appears below, constitutes and appoints J. Mike Stice and David C. Shiels, and each of them, either one of whom may act without joinder of the other, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Amendment to the Annual Report on Form 10-K filed for the year ended December 31, 2013, and to file the same, with all, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or the substitute or substitutes of any or all of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ J. MIKE STICE	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014
J. Mike Stice
/s/ DAVID C. SHIELS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014
David C. Shiels
/s/ ROBERT S. PURGASON*	Chief Operating Officer and Director	March 3, 2014
Robert S. Purgason
/s/ DAVID A. DABERKO*	Chairman of the Board and Director	March 3, 2014
David A. Daberko
/s/ ALAN S. ARMSTRONG*	Director	March 3, 2014
Alan S. Armstrong
/s/ WILLIAM B. BERRY*	Director	March 3, 2014
William B. Berry
/s/ FRANCIS E. BILLINGS	Director	March 3, 2014
Francis E. Billings
/s/ WILLIAM J. BRILLIANT*	Director	March 3, 2014
William J. Brilliant
/s/ DONALD R. CHAPPEL*	Director	March 3, 2014
Donald R. Chappel
/s/ JAMES J. CLEARY*	Director	March 3, 2014
James J. Cleary
/s/ DOMENIC J. DELL’OSSO JR.*	Director	March 3, 2014
Domenic J. Dell’Osso Jr.
/s/ PHILIP L. FREDERICKSON*	Director	March 3, 2014
Philip L. Frederickson
/s/ SUEDEEN G. KELLY*	Director	March 3, 2014
Suedeen G. Kelly
/s/ WILLIAM A. WOODBURN*	Director	March 3, 2014
William A. Woodburn

* By David C. Shiels as Attorney-in-Fact pursuant to a Power of Attorney executed by the directors above and contained on the signature page to the Original 10-K.

By:	/s/ DAVID C. SHIELS
David C. Shiels
As Attorney-in-Fact
March 3, 2014

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Asset Purchase Agreement, dated as of December 16, 2010, by and among Louisiana Midstream Gas Services, L.L.C., Chesapeake Midstream Development, L.P. and Magnolia Midstream Gas Services L.L.C., and, for certain limited purposes, Chesapeake Midstream Management, L.L.C.	8-K	001-34831	2.1	12/22/2010
2.2	Unit Purchase Agreement by and among Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Operating, L.L.C., Chesapeake Midstream Development, L.P. and Appalachia Midstream Services, L.L.C., and, for certain limited purposes, Chesapeake Midstream Management, L.L.C. and Chesapeake Midstream Partners, L.P., dated December 28, 2011	8-K	001-34831	2.1	01/04/2012
2.3	Unit Purchase Agreement, dated as of December 11, 2012, by and among Chesapeake Midstream Development, L.L.C. and Access Midstream Partners, L.P.	8-K	001-34831	2.1	12/12/2012
2.4	Subscription Agreement, dated as of December 11, 2012, by and among Access Midstream Partners, L.P., Access Midstream Partners GP, L.L.C., GIP II Hawk Holdings Partnership, L.P. and The Williams Companies, Inc.	8-K	001-34831	2.2	12/12/2012
3.1	Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	S-1	333-164905	3.1	02/16/2010
3.1.1	Certificate of Amendment to the Certificate of Limited Partnership of Chesapeake Midstream Partners, L.P.	8-K	001-34831	3.1	07/30/2012
3.1.2	Composite Certificate of Limited Partnership of Access Midstream Partners, L.P.	8-K	001-34831	3.2	07/30/2012
3.2	First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated August 3, 2010	8-K	001-34831	3.1	08/05/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.2.1	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Chesapeake Midstream Partners, L.P. dated as of July 24, 2012	8-K	001-34831	3.3	07/30/2012
3.2.2	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Access Midstream Partners, L.P. dated as of December 20, 2012	8-K	001-34831	3.1	12/26/2012
3.2.3	Composite Agreement of Limited Partnership of Access Midstream Partners, L.P.	10-K	001-34831	3.2.3	02/25/2013
3.3	Certificate of Formation of Chesapeake Midstream GP, L.L.C.	S-1	333-164905	3.3	02/16/2010
3.3.1	Certificate of Amendment to the Certificate of Formation of Chesapeake Midstream GP, L.L.C.	8-K	001-34831	3.5	07/30/2012
3.3.2	Composite Certificate of Formation of Access Midstream Partners GP, L.L.C.	8-K	001-34831	3.6	07/30/2012
3.4	Second Amended and Restated Limited Liability Company Agreement of Chesapeake MLP Operating, L.L.C., dated August 3, 2010	8-K	001-34831	3.2	08/05/2010
4.1	Indenture, dated as of April 19, 2011, by and among the Partnership, Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.1	04/20/2011
4.2	Supplemental Indenture, dated as of January 7, 2013, by and among the Partnership, Finance Corp, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.2	08/19/2013
4.3	Registration Rights Agreement, dated as of April 19, 2011, by and among the Partnership, Finance Corp, the General Partner, the Guarantors named therein and the representatives of the Initial Purchasers named therein	8-K	001-34831	4.2	04/20/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
4.4	Indenture, dated as of January 11, 2012, by and among the Partnership, Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.1	01/11/2012
4.5**	Supplemental Indenture and Amendment – Subsidiary guarantee, dated as of January 7, 2013, by and among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-34831	4.5	02/19/2014
4.6	Registration Rights Agreement, dated as of January 11, 2012, by and among the Partnership, Finance Corp, the General Partner, the Guarantors named therein and the representatives of the Initial Purchasers named therein	8-K	001-34831	4.2	01/11/2012
4.7	Indenture, dated as of December 19, 2012, by and among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.1	12/19/2012
4.8	First Supplemental Indenture, dated as of December 19, 2012, among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.2	12/19/2012
4.9**	Second Supplemental Indenture and Amendment – Subsidiary Guarantee, dated as of January 7, 2013, by among Access Midstream Partners, L.P., ACMP Finance Corp., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-34831	4.9	02/19/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
4.10	Amended and Restated Registration Rights Agreement, dated as of December 20, 2012, by and among Access Midstream Partners, L.P., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P., GIP-C Holding (CHK), L.P., GIP II Eagle Holdings Partnership, L.P., GIP II Hawk Holdings Partnership, L.P. and The Williams Companies, Inc.	8-K	001-34831	4.1	12/26/2012
10.1	Omnibus Agreement, dated August 3, 2010, by and among Chesapeake Midstream Holdings, L.L.C., Chesapeake Midstream Ventures, L.L.C. and Chesapeake Midstream Partners, L.P.	8-K	001-34831	10.1	08/05/2010
10.1.1	Amendment to Omnibus Agreement, dated June 15, 2012, by and among Chesapeake Midstream Holdings, L.L.C., Chesapeake Midstream Ventures, L.L.C. and Chesapeake Midstream Partners, L.P.	8-K	001-34831	10.5	06/20/2012
10.2	Amended and Restated Services Agreement, dated August 3, 2013, by and among Chesapeake Midstream Management, L.L.C., Chesapeake Operating Inc., Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P. and Chesapeake MLP Operating, L.L.C.	8-K	001-34831	10.2	08/05/2010
10.2.1	Letter Agreement, dated June 15, 2012, by and among Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P., Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., GIP A Holding (CHK), L.P., GIP B Holding (CHK), L.P. and GIP C Holding (CHK), L.P.	8-K	001-34831	10.2	06/20/2012
10.2.2	Amendment to Letter Agreement, dated June 29, 2012, by and among Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P., Chesapeake MLP Operating, L.L.C., Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., GIP A Holding (CHK), L.P., GIP B Holding (CHK), L.P. and GIP C Holding (CHK), L.P.	8-K	001-34831	10.1	07/06/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.2.3	Second Letter Amendment Agreement, dated as of December 20, 2012, amending that certain Letter Agreement, dated as of June 15, 2012, by and among Chesapeake Energy Corporation, Chesapeake Midstream Management, L.L.C., Chesapeake Operating, Inc., Access Midstream Partners GP, L.L.C. (f/k/a Chesapeake Midstream GP, L.L.C.), Access Midstream Partners, L.P. (f/k/a Chesapeake Midstream Partners, L.P.), Access MLP Operating L.L.C. (f/k/a Chesapeake MLP Operating L.L.C.), GIP A Holding (CHK), L.P., GIP B Holding (CHK), L.P. and GIP C Holding (CHK), L.P.	8-K	001-34831	10.2	12/26/2012
10.3	Investor Rights Agreement, dated June 15, 2012, by and among Chesapeake Midstream Ventures, L.L.C., Chesapeake Midstream Holdings, L.L.C., GIP-A Holding (CHK), L.P., GIP-B Holding (CHK), L.P., GIP-C Holding (CHK), L.P., GIP II Eagle 1 Holding, L.P., GIP II Eagle 2 Holding, L.P., GIP II Eagle 3 Holding, L.P. and GIP II Eagle 4 Holding, L.P.	8-K	001-34831	1.3	06/19/2012
10.4	Amended and Restated Management Rights Agreement, dated June 29, 2012, by and among GIP II-B Eagle AIV 1, L.P., GIP II Eagle Holdings Partnership, L.P., GIP II Eagle 2 Holding, L.P., GIP II Eagle Acquisition Holdings GP, LLC, Chesapeake Midstream Ventures, L.L.C., Chesapeake Midstream GP, L.L.C., Chesapeake Midstream Partners, L.P. and Chesapeake MLP Operating, L.L.C.	8-K	001-34831	10.2	07/06/2012
10.5*	Chesapeake Midstream Long-Term Incentive Plan	S-1	333-164905	10.18	07/20/2010
10.5.1*	Form of Restricted Unit Award Agreement for Long-Term Incentive Plan	10-K	001-34831	10.10.1	03/11/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.6†	Amended and Restated Gas Gathering Agreement, dated January 25, 2010, by and among Chesapeake Midstream Partners, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P. and DDJET Limited LLP	S-1	333-164905	10.2	07/26/2010
10.6.1†	Amendment to Amended and Restated Gas Gathering Agreement, dated March 8, 2011, by and among Chesapeake Midstream Partners, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P. and DDJET Limited L.L.P.	10-K	001-34831	10.22	03/11/2011
10.6.2**	Letter Agreement Amendment, dated April 13, 2012, by and among Chesapeake Midstream Partners, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P. and DDJET Limited LLP.	10-K	001-34831	10.6.3	02/19/2014
10.7	Barnett Gas Gathering Agreement, dated January 25, 2010, by and among Chesapeake Midstream Partners, L.L.C., Total Gas & Power North America, Inc. and Total E&P USA, Inc.	S-1	333-164905	10.3	07/26/2010
10.8†	Gas Gathering Agreement, dated December 21, 2010, by and among Magnolia Midstream Gas Services, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Empress, L.L.C. and Chesapeake Louisiana L.P.	10-K	001-34831	10.13	03/11/2011
10.8.1†**	First Amendment to Gas Gathering Agreement, Dated July 5, 2011, by and among Magnolia Midstream Gas Services, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Empress, L.L.C. and Chesapeake Louisiana L.P.	10-K	001-34831	10.8.1	02/19/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.8.2†**	Amendment to Gas Gathering Agreement, dated June 1, 2013, effective as of January 1, 2013, by and among Magnolia Midstream Gas Services, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Empress, L.L.C. and Chesapeake Louisiana L.P.	10-K	001-34831	10.8.2	02/19/2014
10.8.3†**	Agreement to Implement Lower Pressure Service – Springridge GGA, dated November 14, 2013, by and among Magnolia Midstream Gas Services, L.L.C., Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Empress, L.L.C. and Chesapeake Louisiana L.P.	10-K	001-34831	10.8.3	02/19/2014
10.9†	Eagle Ford Gas Gathering Contract, dated effective July 1, 2012, by and among Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration, L.L.C. and Mockingbird Midstream Gas Services, L.L.C.	10-K	001-34831	10.9	02/25/2013
10.10†	Haynesville Gas Gathering Contract, dated effective July 1, 2012, by and among Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Louisiana, L.P., Empress, L.L.C. and Louisiana Midstream Gas Services, L.L.C.	10-K	001-34831	10.10	02/25/2013
10.11	Gas Compressor Master Rental and Servicing Agreement, dated September 30, 2009, between MidCon Compression, LLC and Chesapeake Midstream Partners, L.L.C.	S-1	333-164905	10.8	04/09/2010
10.11.1†	Amended and Restated Gas Compressor Master Rental and Servicing Agreement, effective as of December 21, 2010, between MidCon Compression, LLC and Chesapeake MLP Operating, L.L.C.	10-K	001-34831	10.15	03/11/2011
10.12†	Compression Agreement, effective as of September 30, 2009, between MidCon Compression, LLC and Chesapeake MLP Operating, L.L.C.	10-K	001-34831	10.12	02/25/2013

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.13†	Compression Agreement, effective as of January 1, 2011, between MidCon Compression, L.L.C. and Chesapeake Midstream Operating, L.L.C.	10-K	001-34831	10.13	02/25/2013
10.14†	Additional Agreement, dated January 25, 2010, by and among Chesapeake Midstream Partners, L.L.C., Total Gas & Power North America, Inc., Total E&P USA, Inc., Chesapeake Energy Marketing, Inc., Chesapeake Exploration L.L.C., Chesapeake Louisiana L.P., DDJET Limited LLP and Chesapeake Operating, Inc.	S-1	333-164905	10.4	07/26/2010
10.15*	Amended and Restated Access Midstream Partners GP, L.L.C. Management Incentive Compensation Plan, dated as of December 20, 2012	8-K	001-34831	10.5	12/27/2012
10.15.1*	Form of Award Agreement under Amended and Restated Access Midstream Partners GP, L.L.C. Management Incentive Compensation Plan	8-K	001-34831	10.6	12/27/2012
10.15.2*	Award Agreement under Chesapeake Midstream Management Incentive Compensation Plan - Robert S. Purgason	S-1	333-164905	10.20	07/06/2010
10.15.3*	Award Agreement under Chesapeake Midstream Management Incentive Compensation Plan – David C. Shiels	S-1	333-164905	10.21	07/06/2010
10.15.4*	First Amendment to Award Agreement, effective as of December 20, 2012, by and between Access Midstream Partners GP, L.L.C. and Robert S. Purgason	8-K	001-34831	10.7	12/27/2012
10.16 *	Amended and Restated Employment Agreement of J. Mike Stice, dated as of November 10, 2011	10-K	001-34831	10.16	02/29/2012
10.16.1 *	Amendment to Employment Agreement of J. Mike Stice, dated as of December 22, 2011	10-K	001-34831	10.16.1	02/29/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.17	Employment Agreement, effective as of January 1, 2013, between Access Midstream Partners GP, L.L.C. and J. Mike Stice	8-K	001-34831	10.1	12/27/2012
10.18*	Employment Agreement, effective as of January 1, 2013, between Access Midstream Partners GP, L.L.C. and Robert S. Purgason	8-K	001-34831	10.3	12/27/2012
10.19*	Employment Agreement, effective as of January 1, 2013, between Access Midstream Partners GP, L.L.C. and David C. Shiels	8-K	001-34831	10.2	12/27/2012
10.20	Second Amended and Restated Credit Agreement, dated as of May 13, 2013, by and among Access MLP Operating, L.L.C., as the Borrower, Access Midstream Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and the Issuing Lender, and the other lenders party thereto.	8-K	001-34831	10.1	05/14/2013
10.21	Non-Solicitation Agreement, dated as of December 20, 2012, among Access Midstream Partners, L.P., Chesapeake Midstream Development, L.L.C., Chesapeake Operating, Inc., Chesapeake Energy Marketing, Inc. and Chesapeake Energy Corporation.	8-K	001-34831	10.1	12/26/2012
10.22*	Assumption Agreement, dated December 20, 2012, between Chesapeake Midstream Management, L.L.C. and Access Midstream Partners GP, L.L.C.	8-K	001-34831	10.4	12/27/2012
10.23*	Access Midstream Partners GP, L.L.C. Employee Severance Program, effective as of January 1, 2013.	8-K	001-34831	10.8	12/27/2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
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

		8-K	001-34831	10.3	12/26/2012
12.1**	Ratio of Earnings to Fixed Charges	10-K	001-34831	12.1	02/19/2014
21.1**	Subsidiaries of Access Midstream Partners, L.P.	10-K	001-34831	21.1	02/19/2014
23.1	Consent of PricewaterhouseCoopers, LLP					X
31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Such portions have been filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.
* *	Previously filed on February 19, 2014 as an exhibit to the Original 10-K.