Form 10-Q
period 2014-03-31
ACCESS MIDSTREAM PARTNERS LP
filed 2014-05-01
CIK 1483096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

As of April 24, 2014, the registrant had 189,536,996 common units outstanding.

ACCESS MIDSTREAM PARTNERS, L.P.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	($ in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$89,510	$17,229
Accounts receivable	178,486	222,409
Prepaid expenses	14,997	10,182
Other current assets	15,332	8,111
Total current assets	298,325	257,931

Property, plant and equipment:
Gathering systems	6,230,163	5,974,940
Other fixed assets	350,971	175,411
Less: Accumulated depreciation	(938,464)	(859,551)
Total property, plant and equipment, net	5,642,670	5,290,800
Investments in unconsolidated affiliates	1,976,052	1,936,603
Intangible customer relationships, net	366,446	372,391
Deferred loan costs, net	65,620	59,721
Total assets	$8,349,113	$7,917,446
LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$31,716	$37,520
Accrued liabilities	295,993	268,952
Total current liabilities	327,709	306,472

Long-term liabilities:
Long-term debt	3,655,565	3,249,230
Other liabilities	9,583	8,954
Total long-term liabilities	3,665,148	3,258,184

Commitments and contingencies (Note 7)
Partners’ capital:
Common units (189,272,367 and 177,801,147 issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	3,599,749	3,343,145
Class B units (12,553,322 and 12,424,358 issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	327,570	318,472
Class C units (zero and 11,199,268 issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	—	322,896
General partner interest	117,305	114,393
Total partners’ capital attributable to Access Midstream Partners, L.P.	4,044,624	4,098,906
Noncontrolling interest	311,632	253,884
Total partners’ capital	4,356,256	4,352,790
Total liabilities and partners’ capital	$8,349,113	$7,917,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	($ in thousands, except per unit data)
Revenues	$277,078	$236,959

Operating expenses
Operating expenses	92,913	82,763
Depreciation and amortization expense	85,544	66,650
General and administrative expense	34,180	23,734
Other operating expense	1,805	91

Total operating expenses	214,442	173,238

Operating income	62,636	63,721

Other income (expense)
Income from unconsolidated affiliates	42,878	25,008
Interest expense	(38,573)	(27,062)
Other income	392	269

Income before income tax expense	67,333	61,936
Income tax expense	1,804	1,240

Net income	65,529	60,696
Net income attributable to noncontrolling interests	4,451	1,158

Net income attributable to Access Midstream Partners, L.P.	$61,078	$59,538

Limited partner interest in net income
Net income attributable to Access Midstream Partners, L.P.	$61,078	$59,538
Less general partner interest in net income	(19,616)	(4,792)

Limited partner interest in net income	$41,462	$54,746

Net income per limited partner unit – basic and diluted
Common units	$0.15	$0.14
Subordinated units	$—	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Cash flows from operating activities:
Net income	$65,529	$60,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,544	66,650
Income from unconsolidated affiliates	(42,878)	(25,008)
Other non-cash items	5,614	4,135
Distribution of earnings received from unconsolidated affiliates	112,042	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	48,758	(29,774)
Increase in other assets	(12,036)	(4,054)
Decrease in accounts payable	(5,806)	(11,743)
Increase in accrued liabilities	13,057	19,228
Net cash provided by operating activities	269,824	80,130

Cash flows from investing activities:
Additions to property, plant and equipment	(269,631)	(270,954)
Purchase of compression assets	(159,210)	—
Investments in unconsolidated affiliates	(107,364)	(111,808)
Proceeds from sale of assets	1,163	26,134

Net cash used in investing activities	(535,042)	(356,628)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	692,371	715,900
Payments on long-term debt borrowings	(1,035,871)	(438,900)
Proceeds from issuance of senior notes	750,000	—
Proceeds from issuance of common units	7,548	—
Distribution to unitholders	(122,134)	(84,073)
Capital contribution from noncontrolling interests	53,297	18,980
Payments on capital lease obligations	(1,005)	—
Debt issuance costs	(8,009)	—
Other	1,302	(91)

Net cash provided by financing activities	337,499	211,816
Net increase (decrease) in cash and cash equivalents	72,281	(64,682)
Cash and cash equivalents, beginning of period	17,229	64,994

Cash and cash equivalents, end of period	$89,510	$312

Supplemental disclosure of non-cash investing activities:
Changes in accounts payable and other liabilities related to purchases of property, plant and equipment	$13,579	$1,034
Changes in other liabilities related to asset retirement obligations	$884	$67

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Partners’ Equity
	Limited Partners			General Partner	Non controlling interest	Total
($ in thousands)	Common	Class B	Class C
Balance at December 31, 2013	$3,343,145	$318,472	$322,896	$114,393	$253,884	$4,352,790
Net income	37,733	2,554	1,175	19,616	4,451	65,529
Distribution to unitholders	(98,755)	—	(6,215)	(17,164)	—	(122,134)
Conversion of Class C units to common units	321,151	—	(321,151)	—	—	—
Contributions from noncontrolling interest owners	—	—	—	—	53,297	53,297
Non-cash equity based compensation	(1,234)	—	—	—	—	(1,234)
Issuance of general partner interests	—	—	—	460	—	460
Issuance of common units	7,548	—	—	—	—	7,548
Beneficial conversion feature of Class B units	552	(552)	—	—	—	—
Amortization of beneficial conversion feature of Class B and Class C units	(10,391)	7,096	3,295	—	—	—
Balance at March 31, 2014	$3,599,749	$327,570	$—	$117,305	$311,632	$4,356,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Basis of Presentation

Organization

Access Midstream Partners, L.P. (the “Partnership”), a Delaware limited partnership formed in January 2010, is principally focused on natural gas gathering, the first segment of midstream energy infrastructure that connects natural gas produced at the wellhead to third-party takeaway pipelines. The Partnership is the industry’s largest gathering and processing master limited partnership as measured by throughput volume. The Partnership’s assets are located in Arkansas, Kansas, Louisiana, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia and Wyoming. The Partnership provides gathering, treating and compression services to Chesapeake Energy Corporation (“Chesapeake”), Total Gas and Power North America, Inc. and Total E&P USA, Inc., a wholly owned subsidiary of Total, S.A. (“Total”), Statoil ASA (“Statoil”), Anadarko Petroleum Corporation (“Anadarko”), Mitsui & Co., Ltd. (“Mitsui”) and other producers under long-term, fixed-fee contracts.

For purposes of these financial statements, the “GIP II Entities” refers to certain entities affiliated with Global Infrastructure Investors II, LLC, collectively. “Williams” refers to The Williams Companies, Inc. (NYSE: WMB).

Acquisition

On March 31, 2014, the Partnership acquired certain midstream compression assets from MidCon Compression, L.L.C. (“MidCon”), a wholly owned subsidiary of Chesapeake, for approximately $160 million. The acquisition added natural gas compression assets, historically leased from MidCon, in the rapidly growing Utica Shale and Marcellus Shale regions. The acquired assets include more than 100 compression units with a combined capacity of approximately 200,000 horsepower.

Equity Issuance

On August 2, 2013, the Partnership entered into an Equity Distribution Agreement (“ATM”) under which it may offer and sell common units, in amounts, at prices and on terms to be determined by market conditions and other factors, having an aggregate market value of up to $300 million. The Partnership is under no obligation to issue equity under the ATM. For the quarter ended March 31, 2014, the Partnership sold an aggregate of 136,400 common units under the ATM for net proceeds of approximately $7.6 million, net of approximately $0.1 million in commissions, plus an approximate $0.1 million capital contribution from the Partnership’s general partner to maintain its two percent general partner interest. The Partnership used the proceeds for general partnership purposes.  Please read Note 11 (Subsequent Events) to the condensed consolidated financial statements for information regarding ATM activity subsequent to March 31, 2014.

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

Holdings of Partnership Capital

At March 31, 2014, the GIP II Entities held 2,059,446 notional general partner units representing a one percent general partner interest in the Partnership, 50.0 percent of the Partnership’s incentive distribution rights, 48,742,361 common units and 6,276,661 Class B units. The GIP II Entities’ ownership represents an aggregate 26.7 percent limited partner interest in the Partnership. Williams held 2,059,446 notional general partner units representing a one percent general partner interest in the Partnership, 50.0 percent of the Partnership’s incentive distribution rights, 40,137,695 common units and 6,276,661 Class B units. Williams ownership represents an aggregate 22.6 percent limited partner interest in the Partnership. The public held 100,392,311 common units, representing a 48.7 percent limited partner interest in the Partnership.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying financial statements and related notes present the unaudited condensed consolidated balance sheets of the Partnership as of March 31, 2014 and December 31, 2013. They also include the unaudited condensed consolidated statements of operations for the three-month periods ended March 31, 2014 and 2013, the unaudited condensed consolidated statements of cash flows for the Partnership for the three-month periods ended March 31, 2014 and 2013, and the unaudited changes in partners’ capital of the Partnership for the three-month period ended March 31, 2014.

The accompanying condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. Certain footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been appropriately condensed or omitted in this quarterly report on Form 10-Q (this “Form 10-Q”). Management believes the disclosures made are adequate to make the information presented not misleading. This Form 10-Q should be read together with the Partnership’s annual report on Form 10-K for the year ended December 31, 2013, as amended.

The results of operations for the three-month period ended March 31, 2014, are not indicative of results that may be expected for the full fiscal year.

Income Taxes

As a master limited partnership, the Partnership is a pass-through entity and is not subject to federal income taxes and most state income taxes with the exception of Texas Franchise Tax. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated flow through to the owners, and accordingly, do not result in a provision for income taxes.

2.	Partnership Capital and Distributions

The partnership agreement requires that, within 45 days subsequent to the end of each quarter, the Partnership distributes all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the three-month period ended March 31, 2014, the Partnership paid cash distributions to its unitholders of approximately $122.1 million, representing a $0.555 per common unit distribution for the quarter ended December 31, 2013. Please read Note 11 (Subsequent Events) to the condensed consolidated financial statements, concerning distributions declared on April 24, 2014, for the three-month period ended March 31, 2014.

General Partner Interest and Incentive Distribution Rights

The Partnership’s general partner is entitled to two percent of all quarterly distributions that the Partnership makes prior to its liquidation. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its current general partner interest. The general partner’s two percent interest in the Partnership’s distributions may be reduced if the Partnership issues additional limited partner interests in the future (other than the issuance of common units upon conversion of outstanding Class B units or the issuance of common units upon a reset of the incentive distribution rights (“IDRs”)) and its general partner does not contribute a proportionate amount of capital to the Partnership to maintain its two percent general partner interest.

The general partner holds IDRs that entitle it to receive increasing percentages, up to a maximum of 50 percent, of Partnership cash distributions if any of the Partnership’s quarterly distributions exceed a specified threshold. The maximum distribution sharing percentage of 50 percent includes distributions paid to the general partner on its two percent general partner interest and assumes that the general partner maintains its general partner interest at two percent. The maximum distribution of 50 percent does not include any distributions that the general partner may receive on the limited partner interests that it may acquire.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Conversion of Class C Units

Under the partnership agreement, the Class C units became convertible into common units on a one-for-one basis at the election of either the Partnership or the holders of the Class C units on February 10, 2014 (the first business day following the record date for the Partnership’s 2013 fourth quarter cash distribution). After February 10, 2014, the Partnership received notice from certain of the GIP II Entities and Williams, as holders of the Class C units, of their election to convert all of the Class C units. All of the outstanding Class C units were converted into common units on a one-for-one basis effective February 19, 2014. The common units resulting from this conversion participate pro rata with the other common units in quarterly distributions. The conversion did not impact the amount of cash distributions paid or the total number of the Partnership’s outstanding units representing limited partner interests.

Class B Units

The Class B units are not entitled to cash distributions. Instead, prior to conversion into common units, the Class B units receive quarterly distributions of additional paid-in-kind Class B units. The amount of each quarterly distribution per Class B unit is the quotient of the quarterly distribution paid to the Partnership’s common units divided by the volume-weighted average price of the common units for the 30-day period prior to the declaration of the quarterly distribution to common units. Effective on the business day after the record date for the distribution on common units for the fiscal quarter ending December 31, 2014, each Class B unit will become convertible at the election of either the Partnership or the holders of such Class B unit into a common unit on a one-for-one basis. In the event of the Partnership’s liquidation, the holders of Class B units will be entitled to receive out of the Partnership’s assets available for distribution to the partners the positive balance in each such holder’s capital account in respect of such Class B units, determined after allocating the Partnership’s net income or net loss among the partners. All Class B units are held indirectly by affiliates of the Partnership’s general partner. The Class B units were issued at a discount to the market price of the common units into which they are convertible. This discount totaled $58.3 million and represents a beneficial conversion feature, which was reflected as an increase in common unitholders’ capital and a decrease in Class B unitholders’ capital to reflect the fair value of the Class B units at issuance. The beneficial conversion feature is considered a non-cash distribution recognized ratably from the issuance date of December 20, 2012, through the conversion date, resulting in an increase in Class B unitholders’ capital and a decrease in common unitholders’ capital.

3.	Net Income per Limited Partner Unit

The Partnership’s net income attributable to the Partnership’s assets for periods including and subsequent to the Partnership’s acquisitions of the Partnership’s assets is allocated to the general partner and the limited partners, including any subordinated, Class B and Class C unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to unvested units granted under the Partnership’s Long-Term Incentive Plan (“LTIP”) and incentive distributions allocable to the general partner. The allocation of undistributed earnings, or net income in excess of distributions, to the IDRs is limited to available cash (as defined by the partnership agreement) for the period. The Partnership’s net income allocable to the limited partners is allocated between the common, subordinated, Class B and Class C unitholders by applying the provisions of the partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Accordingly, for any quarterly period, if current net income allocable to the limited partners is less than the minimum quarterly distribution, or if cumulative net income allocable to the limited partners since August 3, 2010 is less than the cumulative minimum quarterly distributions, more income is allocated to the common unitholders than the subordinated, Class B and Class C unitholders for that quarterly period.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units (in thousands, except per-unit information):

	Three Months Ended March 31,
	2014	2013
Net income attributable to Access Midstream Partners, L.P.	$61,078	$59,538
Less general partner interest in net income	(19,616)	(4,792)

Limited partner interest in net income	$41,462	$54,746

Net income allocable to common units(1)	$27,342	$13,447
Net income allocable to subordinated units	—	19,837
Net income allocable to Class B units(1)	9,650	10,230
Net income allocable to Class C units(1)	4,470	11,232
Limited partner interest in net income	$41,462	$54,746

Net income per limited partner unit – basic and diluted
Common units	$0.15	$0.14
Subordinated units	$—	$0.29
Weighted average limited partner units outstanding – basic and diluted
Common units	184,227,500	98,421,405
Subordinated units	—	69,076,122
Total	184,227,500	167,497,527
(1)	Adjusted to reflect amortization for the beneficial conversion feature.

4.	Long-Term Debt

The following table presents the Partnership’s outstanding debt as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Revolving credit facility	$—	$343,500
5.875 percent senior notes due April 2021	750,000	750,000
6.125 percent senior notes due July 2022	750,000	750,000
4.875 percent senior notes due May 2023	1,400,000	1,400,000
4.875 percent senior notes due March 2024	750,000	—
Premium on 5.875 percent senior notes due April 2021	5,565	5,730

Total long-term debt	$3,655,565	$3,249,230

The following table presents the Partnership’s average interest rate and average debt balance for the three-months ended March 31, 2014:

	Average Interest Rate	Average Balance
		(in thousands)
Revolving credit facility	2.187%	$322,167
5.875 percent senior notes due April 2021	5.875	750,000
6.125 percent senior notes due July 2022	6.125	750,000
4.875 percent senior notes due May 2023	4.875	1,400,000
4.875 percent senior notes due March 2024	4.875	750,000
Premium on 5.875 percent senior notes due April 2021	5.875	5,648

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revolving Credit Facility

On May 13, 2013, the Partnership amended and restated its existing senior secured revolving credit facility. The amended and restated revolving credit facility matures in May 2018 and includes revolving commitments of $1.75 billion, including a sub-limit of $100.0 million for same-day swing line advances and a sublimit of $200.0 million for letters of credit. In addition, the revolving credit facility’s accordion feature allows the Partnership to increase the available borrowing capacity under the facility up to $2.0 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the revolving credit facility.

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

Additionally, the revolving credit facility contains various covenants and restrictive provisions which limit the Partnership and its subsidiaries’ ability to incur additional indebtedness, guarantees and/or liens; consolidate, merge or transfer all or substantially all of the Partnership’s assets; make certain investments or restricted payments; modify certain material agreements; engage in certain types of transactions with affiliates; dispose of assets; and prepay certain indebtedness. If the Partnership fails to perform its obligations under these and other covenants, the revolving credit commitment could be terminated and any outstanding borrowings, together with accrued interest, under the revolving credit facility could be declared immediately due and payable. The revolving credit facility also has cross default provisions that apply to any other indebtedness the Partnership may have with an outstanding principal amount in excess of $50 million.

The revolving credit facility agreement contains certain negative covenants that (i) limit the Partnership’s ability, as well as the ability of certain of its subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require the Partnership to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for the Partnership to maintain the EBITDA to interest expense ratio and allows for the Partnership to release all collateral securing the revolving credit facility if the Partnership reaches investment grade status. The revolving credit facility agreement also requires the Partnership to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after the Partnership has released all collateral upon achieving investment grade status). The Partnership was in compliance with all covenants under the agreement at March 31, 2014.

Senior Notes

On March 7, 2014, the Partnership and ACMP Finance Corp., a wholly owned subsidiary of Access MLP Operating, L.L.C., completed a public offering of $750 million in aggregate principal amount of 4.875 percent senior notes due 2024 (the “2024 Notes”). The Partnership used a portion of the net proceeds to repay borrowings outstanding under the Partnership’s revolving credit facility, including amounts incurred to fund the purchase price of and certain expenses relating to the Partnership’s purchase of compression assets from MidCon and the balance for general partnership purposes. Debt issuance costs of $8.0 million are being amortized over the life of the 2024 Notes.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 14, 2013, the Partnership and ACMP Finance Corp. issued $400 million in aggregate principal amount of additional 5.875 percent senior notes due 2021 (the “Additional Notes”). The Additional Notes are additional to the $350 million of 2021 Notes initially issued on April 19, 2011 and are fully fungible with, rank equally with and form a single series with the 2021 Notes. The Additional Notes were issued at a price of 101.5 percent of the principal amount plus accrued interest from April 15, 2013, resulting in net proceeds of $400.8 million, which was used for general partnership purposes, including funding working capital, repayment of indebtedness and funding the Partnership’s capital expenditure program. Debt issuance costs of $5.8 million are being amortized over the life of the Additional Notes.

On December 19, 2012, the Partnership and ACMP Finance Corp. completed a public offering of $1.4 billion in aggregate principal amount of 4.875 percent senior notes due 2023 (the “2023 Notes”). The Partnership used a portion of the net proceeds to fund a portion of the purchase price for the Partnership’s December 2012 acquisition of certain assets from Chesapeake (the “CMO Acquisition”), and the balance to repay borrowings outstanding under the Partnership’s revolving credit facility. Debt issuance costs of $25.9 million are being amortized over the life of the 2023 Notes.

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

The 2024 Notes will mature on March 15, 2024, and interest is payable on March 15 and September 15 of each year. The Partnership has the option to redeem all or a portion of the 2024 Notes at any time on or after March 15, 2019, at the redemption price specified in the indenture relating to the 2024 Notes, plus accrued and unpaid interest. The Partnership may also redeem the 2024 Notes, in whole or in part, at a “make-whole” redemption price specified in the indenture, plus accrued and unpaid interest, at any time prior to March 15, 2019. In addition, the Partnership may redeem up to 35 percent of the 2024 Notes prior to March 15, 2017 under certain circumstances with the net cash proceeds from certain equity offerings.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The indentures governing the 2024 Notes, the 2023 Notes, the 2022 Notes and the 2021 Notes contain covenants that, among other things, limit the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to: (1) sell assets including equity interests in its subsidiaries; (2) pay distributions on, redeem or purchase the Partnership’s units, or redeem or purchase the Partnership’s subordinated debt; (3) make investments; (4) incur or guarantee additional indebtedness or issue preferred units; (5) create or incur certain liens; (6) enter into agreements that restrict distributions or other payments from certain subsidiaries to the Partnership; (7) consolidate, merge or transfer all or substantially all of the Partnership’s or certain of the Partnership’s subsidiaries’ assets; (8) engage in transactions with affiliates; and (9) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the 2024 Notes, 2023 Notes, 2022 Notes or the 2021 Notes achieve an investment grade rating from either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default, as defined in the indentures, has occurred or is continuing, many of these covenants will terminate.

The Partnership, as the parent company, has no independent assets or operations. The Partnership’s operations are conducted by its subsidiaries through its primary operating company subsidiary, Access MLP Operating, L.L.C., a direct 100 percent owned subsidiary of the Partnership.  Access MLP Operating, L.L.C. and each of the Partnership’s other subsidiaries is a guarantor, other than Cardinal Gas Services, L.L.C., Jackalope Gas Gathering Services, L.L.C. and ACMP Finance Corp., an indirect 100 percent owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of any debt securities. Each guarantor is a direct or indirect 100 percent owned subsidiary of the Partnership. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or a guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

Capitalized Interest

For the three-month periods ended March 31, 2014 and 2013, interest expense was net of capitalized interest of $10.1 million and $9.7 million, respectively.

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

Included in operating expense, general and administrative expense, and income from unconsolidated affiliates is total equity-based compensation of $9.8 million and $7.4 million for the three-month periods ended March 31, 2014 and 2013, respectively.

The LTIP provides for an aggregate of 3.5 million common units to be awarded to employees, directors and consultants of the Partnership’s general partner and its affiliates through various award types, including unit awards, restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards. The LTIP has been designed to promote the interests of the Partnership and its unitholders by strengthening its ability to attract, retain and motivate qualified individuals to serve as employees, directors and consultants. As of March 31, 2014, there was $41.9 million of unrecognized compensation expense attributable to the LTIP, of which $37.0 million is expected to be recognized over a four year period following March 31, 2014.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes LTIP award activity for the three months ended March 31, 2014:

	Units	Value per Unit
Restricted units unvested at beginning of period	1,182,288	$36.11
Granted	250,949	$52.91
Vested	(132,771)	$33.30
Forfeited	(109,345)	$35.19
Restricted units unvested at end of period	1,191,121	$40.05

6.	Major Customers and Concentration of Credit Risk

Chesapeake Energy Marketing, Inc. (“CEMI”), a wholly owned subsidiary of Chesapeake, accounted for $229.5 million and $202.5 million of the Partnership’s revenues for the three-month periods ended March 31, 2014 and 2013, respectively.

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. On March 31, 2014 and December 31, 2013, cash and cash equivalents were invested in a non-interest bearing account and money market funds with investment grade ratings. On March 31, 2014 and December 31, 2013, Chesapeake accounted for $138.1 million and $176.5 million of the Partnership’s accounts receivable balance.

7.	Commitments and Contingencies

Certain property, equipment and operating facilities are leased under various operating leases. Costs are also incurred associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations.

From time to time, the Partnership is involved in legal, tax, regulatory and other proceedings in various forums regarding performance, contracts and other matters that arise in the ordinary course of business. Management is not aware of any such proceedings for which a final disposition could have a material effect on the Partnership’s results of operations, cash flows or financial position. Once information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to the estimate of the Partnership’s likely exposure.  There were no accruals for legal contingencies as of March 31, 2014 or December 31, 2013.

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

	March 31, 2014		December 31, 2013
	Carrying amount	Fair value (Level 2)	Carrying amount	Fair value (Level 2)
	($ in thousands)
Financial liabilities:
Revolving credit facility	$—	$—	$343,500	$343,500
Premium on 2021 Notes	5,565	5,565	5,730	5,730
2021 Notes	750,000	800,625	750,000	801,098
2022 Notes	750,000	808,125	750,000	804,848
2023 Notes	1,400,000	1,409,632	1,400,000	1,355,382
2024 Notes	750,000	748,598	—	—

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

Three months ended March 31, 2014
	Barnett		Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$87,818		$78,090	$27,457	$1,371		$6,512
Operating expenses	25,220		15,838	10,090	916		2,298
Depreciation and amortization expense	25,302		15,036	20,307	907		1,387
General and administrative expense	—		—	—	—		—
Other operating expense	—		—	—	—		—
Operating income (loss)	$37,296		$47,216	$(2,940)	$(452)		$2,827
Income from unconsolidated affiliates	$—		$—	$—	$40,532		$—
Capital expenditures	$6,015		$77,483	$3,650	$6,455	(1)	$30,658	(2)
Total assets	$1,488,440		$1,229,903	$1,260,388	$1,530,903		$177,192

	Utica		Mid- Continent	Corporate	Consolidated
Revenues	$24,574		$51,256	$—	$277,078
Operating expenses	8,418		17,909	12,224	92,913
Depreciation and amortization expense	4,034		10,601	7,970	85,544
General and administrative expense	—		—	34,180	34,180
Other operating expense	—		—	1,805	1,805
Operating income (loss)	$12,122		$22,746	$(56,179)	$62,636
Income from unconsolidated affiliates	$526		$1,820	$—	$42,878
Capital expenditures	$95,638	(3)	$17,022	$32,710	$269,631
Total assets	$1,255,064		$778,924	$628,299	$8,349,113
(1)	Amount excludes $33.2 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.
(2)	Amount includes $16.0 million of capital expenditures attributable to noncontrolling interest owners.
(3)

Amount excludes $76.2 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates and includes $30.9 million of capital expenditures attributable to noncontrolling interest owners.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended March 31, 2013
	Barnett		Eagle Ford		Haynesville	Marcellus		Niobrara
Revenues	$93,084		$57,959		$33,474	$3,729		2,302
Operating expenses	23,939		14,400		11,315	2,597		1,544
Depreciation and amortization expense	23,915		10,087		19,286	123		719
General and administrative expense	—		—		—	—		—
Other operating expense	—		—		—	—		—
Operating income (loss)	$45,230		$33,472		$2,873	$1,009		$39
Income (loss) from unconsolidated affiliates	$—		$—		$—	$25,246		$—
Capital expenditures	$21,004		$81,916		$7,785	$184	(1)	$11,526	(2)
Total assets	$1,571,188		$984,486		$1,323,957	$1,216,897		$99,775

	Utica		Mid- Continent		Corporate	Consolidated
Revenues	$5,496		$40,915		$—	$236,959
Operating expenses	2,546		18,204		8,218	82,763
Depreciation and amortization expense	1,200		8,598		2,722	66,650
General and administrative expense	—		—		23,734	23,734
Other operating expense	—		—		91	91
Operating income (loss)	$1,750		$14,113		$(34,765)	$63,721
Income (loss) from unconsolidated affiliates	$(161)		$(77)		$—	$25,008
Capital expenditures	$65,756	(3)	$38,996	(4)	$43,787	$270,954
Total assets	$483,305		$755,108		$416,698	$6,851,414
(1)	Amount excludes $93.2 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.
(2)	Amount includes $5.8 million of capital expenditures attributable to noncontrolling interest owners.
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

10.	Guarantor Condensed Consolidating Financial Information

The Partnership, as the parent company, has no independent assets or operations. The Partnership’s operations are conducted by its subsidiaries through its primary operating company subsidiary, Access MLP Operating, L.L.C., a direct 100 percent owned subsidiary of the Partnership. The Partnership’s obligations under its outstanding senior notes listed in Note 4 are fully and unconditionally guaranteed, jointly and severally, by certain of its direct and indirect 100 percent owned subsidiaries on a senior unsecured basis, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. The Partnership’s subsidiaries Cardinal Gas Services, L.L.C. and Jackalope Gas Gathering Services, L.L.C. are not guarantors of the Partnership’s senior notes or credit facility.

Set forth below are condensed consolidating financial statements for the Partnership, as the parent company, on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of March 31, 2014 and December 31, 2013 and for the quarters ended March 31, 2014 and 2013. These schedules are presented using the equity method of accounting for all periods presented. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2014

($ in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$39,802	$49,708	$—	$89,510
Accounts receivable	—	154,131	24,355	—	178,486
Intercompany receivable from parent	4,510,997	5,080	378	(4,516,455)	—
Prepaid expense	—	14,983	14	—	14,997
Other current assets	—	13,452	1,880	—	15,332
Total current assets	4,510,997	227,448	76,335	(4,516,455)	298,325

Property, plant and equipment
Gathering systems	—	5,420,833	809,330	—	6,230,163
Other fixed assets	—	350,971	—	—	350,971
Less: accumulated depreciation	—	(920,162)	(18,302)	—	(938,464)
Total property, plant and equipment, net	—	4,851,642	791,028	—	5,642,670
Investments in unconsolidated affiliates	3,136,389	2,450,209	—	(3,610,546)	1,976,052
Intangible customer relationships, net	—	366,446	—	—	366,446
Deferred loan costs, net	52,803	12,817	—	—	65,620

Total assets	$7,700,189	$7,908,562	$867,363	$(8,127,001)	$8,349,113

Current liabilities:
Accounts payable	$—	$21,871	$9,845	$—	$31,716
Accrued liabilities	—	229,931	66,062	—	295,993
Intercompany payable to parent	—	—	5,458	(5,458)	—
Total current liabilities	—	251,802	81,365	(5,458)	327,709

Long-term liabilities:
Long-term debt	3,655,565	—	—	—	3,655,565
Intercompany payable to parent	—	4,510,997	—	(4,510,997)	—
Other liabilities	—	9,374	209	—	9,583
Total long-term liabilities	3,655,565	4,520,371	209	(4,510,997)	3,665,148

Partners’ capital:
Total partners’ capital attributable to Access Midstream Partners, L.P.	4,044,624	3,136,389	785,789	(3,922,178)	4,044,624
Noncontrolling interest	—	—	—	311,632	311,632
Total partners’ capital	4,044,624	3,136,389	785,789	(3,610,546)	4,356,256
Total liabilities and partners’ capital	$7,700,189	$7,908,562	$867,363	$(8,127,001)	$8,349,113

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

($ in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$400	$16,829	$—	$17,229
Accounts receivable	—	202,007	20,402	—	222,409
Intercompany receivable from parent	3,882,291	3,105	20,330	(3,905,726)	—
Prepaid expense	—	10,182	—	—	10,182
Other current assets	—	7,569	542	—	8,111
Total current assets	3,882,291	223,263	58,103	(3,905,726)	257,931

Property, plant and equipment
Gathering systems	—	5,295,771	679,169	—	5,974,940
Other fixed assets	—	175,397	14	—	175,411
Less: accumulated depreciation	—	(845,892)	(13,659)	—	(859,551)
Total property, plant and equipment, net	—	4,625,276	665,524	—	5,290,800
Investments in unconsolidated affiliates	3,076,205	2,315,988	—	(3,455,590)	1,936,603
Intangible customer relationships, net	—	372,391	—	—	372,391
Deferred loan costs, net	46,140	13,581	—	—	59,721

Total assets	$7,004,636	$7,550,499	$723,627	$(7,361,316)	$7,917,446

Current liabilities:
Accounts payable	$—	$36,638	$882	$—	$37,520
Accrued liabilities	—	203,099	65,853	—	268,952
Intercompany payable to parent	—	—	23,435	(23,435)	—
Total current liabilities	—	239,737	90,170	(23,435)	306,472

Long-term liabilities:
Long-term debt	2,905,730	343,500	—	—	3,249,230
Intercompany payable to parent	—	3,882,290	—	(3,882,290)	—
Other liabilities	—	8,767	187	—	8,954

Total long-term liabilities	2,905,730	4,234,557	187	(3,882,290)	3,258,184

Partners’ capital:
Total partners’ capital attributable to Access Midstream Partners, L.P.	4,098,906	3,076,205	633,270	(3,709,475)	4,098,906
Noncontrolling interest	—	—	—	253,884	253,884
Total partners’ capital	4,098,906	3,076,205	633,270	(3,455,591)	4,352,790
Total liabilities and partners’ capital	$7,004,636	$7,550,499	$723,627	$(7,361,316)	$7,917,446

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

($ in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$245,992	$31,086	$—	$277,078

Operating expenses
Operating expenses	—	80,179	12,734	—	92,913
Depreciation and amortization expense	—	80,870	4,674	—	85,544
General and administrative expense	—	32,526	1,654	—	34,180
Other operating expense	—	1,878	(73)	—	1,805
Total operating expenses	—	195,453	18,989	—	214,442
Operating income	—	50,539	12,097	—	62,636

Other income (expense)
Income from unconsolidated affiliates	99,651	50,524	—	(107,297)	42,878
Interest expense	(38,573)	—	—	—	(38,573)
Other income	—	392	—	—	392
Income before income tax expense	61,078	101,455	12,097	(107,297)	67,333
Income tax expense	—	1,804	—	—	1,804
Net income	61,078	99,651	12,097	(107,297)	65,529
Net income attributable to noncontrolling interest	—	—	—	4,451	4,451
Net income attributable to Access Midstream Partners, L.P.	$61,078	$99,651	$12,097	$(111,748)	$61,078

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

($ in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$229,570	$7,389	$—	$236,959

Operating expenses
Operating expenses	—	80,601	2,162	—	82,763
Depreciation and amortization expense	—	64,832	1,818	—	66,650
General and administrative expense	—	23,578	156	—	23,734
Other operating expense	—	91	—	—	91
Total operating expenses	—	169,102	4,136	—	173,238
Operating income	—	60,468	3,253	—	63,721

Other income (expense)
Income from unconsolidated affiliates	86,604	27,107	—	(88,703)	25,008
Interest expense	(27,066)	—	4	—	(27,062)
Other income	—	269	—	—	269
Income before income tax expense	59,538	87,844	3,257	(88,703)	61,936
Income tax expense	—	1,240	—	—	1,240
Net income	59,538	86,604	3,257	(88,703)	60,696
Net income attributable to noncontrolling interest	—	—	—	1,158	1,158
Net income attributable to Access Midstream Partners, L.P.	$59,538	$86,604	$3,257	$(89,861)	$59,538

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

($ in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$—	$253,594	$16,230	$—	$269,824

Cash flows from investing activities
Additions to property, plant and equipment	—	(145,859)	(123,772)	—	(269,631)
Purchase of compression assets	—	(159,210)	—	—	(159,210)
Investments in unconsolidated affiliates	—	(107,364)	—	—	(107,364)
Proceeds from sale of assets	—	1,163	—	—	1,163
Net cash used in investing activities	—	(411,270)	(123,772)	—	(535,042)

Cash flows from financing activities
Proceeds from long-term debt borrowings	—	692,371	—	—	692,371
Payments on long-term debt borrowings	—	(1,035,871)	—	—	(1,035,871)
Proceeds from issuance of common units	7,548	—	—	—	7,548
Proceeds from issuance of senior notes	750,000	—	—	—	750,000
Distribution to unitholders	(122,134)	—	—	—	(122,134)
Capital contribution from noncontrolling interests	—	—	53,297	—	53,297
Payments on capital lease obligations	—	(1,005)	—	—	(1,005)
Debt issuance costs	(8,009)	—	—	—	(8,009)
Other	1,302	—	—	—	1,302
Intercompany advances, net	(628,707)	541,583	87,124	—	—
Net cash provided by financing activities	—	197,078	140,421	—	337,499
Net increase in cash and cash equivalents	—	39,402	32,879	—	72,281
Cash and cash equivalents, beginning of period	—	400	16,829		17,229
Cash and cash equivalents, end of period	$—	$39,802	$49,708	$—	$89,510

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

($ in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities	$—	$70,655	$9,475	$—	$80,130

Cash flows from investing activities
Additions to property, plant and equipment	—	(194,131)	(76,823)	—	(270,954)
Investments in unconsolidated affiliates	—	(111,808)	—	—	(111,808)
Proceeds from sale of assets	—	26,134	—	—	26,134
Net cash used in investing activities	—	(279,805)	(76,823)	—	(356,628)

Cash flows from financing activities
Proceeds from long-term debt borrowings	—	715,900	—	—	715,900
Payments on long-term debt borrowings	—	(438,900)	—	—	(438,900)
Proceeds from issuance of common units	—	—	—	—	—
Proceeds from issuance of senior notes	—	—	—	—	—
Distribution to unitholders	(84,073)	—	—	—	(84,073)
Capital contribution from noncontrolling interests	—	—	18,980	—	18,980
Payments on capital lease obligations	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Other	(91)	—	—	—	(91)
Intercompany advances, net	84,164	(131,066)	46,902	—	—
Net cash provided by financing activities	—	145,934	65,882	—	211,816
Net decrease in cash and cash equivalents	—	(63,216)	(1,466)	—	(64,682)
Cash and cash equivalents, beginning of period	—	63,216	1,778		64,994
Cash and cash equivalents, end of period	$—	$—	$312	$—	$312

11.	Subsequent Events

On April 24, 2014, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.575 per unit, together with the corresponding distributions to the Class B unitholders and the general partner. The cash distributions will be paid on May 15, 2014, to unitholders of record at the close of business on May 8, 2014, and to the general partner.

Since March 31, 2014, the Partnership has sold an aggregate of 263,719 common units under the ATM for net of approximately $14.9 million, plus an approximate $0.3 million capital contribution from the Partnership’s general partner to maintain its two percent general partner interest.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references in this report to the “Partnership,” “we,” “our,” “us” or like terms refer to Access Midstream Partners, L.P. (NYSE: ACMP) and its subsidiaries. The “GIP II Entities” refers to certain entities affiliated with Global Infrastructure Investors II, LLC, collectively. “Williams” refers to The Williams Companies, Inc. (NYSE: WMB).

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

We provide our midstream services to Chesapeake Energy Corporation (“Chesapeake”), Total Gas and Power North America, Inc. and Total E&P USA, Inc., a wholly owned subsidiary of Total S.A. (“Total”), Mitsui & Co. (“Mitsui”), Anadarko Petroleum Corporation (“Anadarko”), Statoil ASA (“Statoil”) and other leading producers under long-term, fixed-fee contracts. We operate assets in the Barnett Shale region in north-central Texas; the Eagle Ford Shale region in South Texas; the Haynesville Shale region in northwest Louisiana; the Marcellus Shale region primarily in Pennsylvania and West Virginia; the Niobrara Shale region in eastern Wyoming; the Utica Shale region in eastern Ohio; and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware and Permian Basins

Our Compression Acquisition

On March 31, 2014, we acquired certain midstream compression assets from MidCon Compression, L.L.C. (“MidCon”), a wholly owned subsidiary of Chesapeake, for approximately $160 million. The acquisition adds natural gas compression assets, historically leased from MidCon, in the rapidly growing Utica Shale and Marcellus Shale regions. This transaction provides the opportunity to insource a key cost element of our business model and adds the potential for additional future organic growth to the portfolio. The acquired assets include more than 100 compression units with a combined capacity of approximately 200,000 horsepower.

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

—

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

—

Acreage Dedication. Pursuant to our gas gathering agreements, subject to certain exceptions, each of Chesapeake and Total has agreed to dedicate all of the natural gas owned or controlled by them and produced from or attributable to existing and future wells located on natural gas and oil leases covering lands within an acreage dedication in the Barnett Shale region.

—

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

—

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

—

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

—

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

—

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

—

Acreage Dedication. Subject to certain exceptions, Chesapeake has agreed to dedicate all of the natural gas and liquids owned or controlled by it and produced from the Eagle Ford Shale formation through existing and future wells with a surface location within the dedicated area in the Eagle Ford Shale region.

—

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

—

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

—

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

—

Gathering, Treating and Compression Services. We gather, treat and compress natural gas in exchange for fees per Mcf for natural gas gathered and per Mcf for natural gas compressed, which we refer to as the Springridge fees. The Springridge fees for these systems are subject to an annual specified rate escalation at the beginning of each year.

—

Acreage Dedication. Pursuant to our gas gathering agreement, subject to certain exceptions, Chesapeake has agreed to dedicate all of the natural gas owned or controlled by it and produced from or attributable to existing and future wells located on oil, natural gas and mineral leases within the Springridge acreage dedication.

—

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

—

Well Connection Requirement. We have certain connection obligations for new operated drilling pads and operated wells of Chesapeake in the acreage dedications. Chesapeake is required to provide us notice of new drilling pads and wells operated by Chesapeake in the acreage dedications. Subject to certain conditions specified in the gas gathering agreement, we are generally required to connect new operated drilling pads in the acreage dedication by the later of 30 days after the date the wells commence production and six months after the date of the connection notice. If we fail to complete a connection in the Springridge acreage dedication by the required date, we are subject to a daily penalty for such delayed connections, up to a specified cap per delayed connection. Chesapeake is also required to notify us of its wells drilled in the acreage dedications that are operated by other parties and we have the option, but not the obligation, to connect non-operated wells to our gathering systems. If we decline to make a connection to a non-operated well, Chesapeake has certain rights to have the well released from the dedication under the gas gathering agreement.

—

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

—

Gathering, Treating, Compression and Dehydration Services. We gather, treat, compress and dehydrate natural gas in exchange for a fixed fee per MMBtu for natural gas gathered. We refer to this fee as the Mansfield fee. The Mansfield fee is subject to an annual 2.5 percent rate escalation at the beginning of each year.

—

Acreage Dedication. Subject to certain exceptions, Chesapeake has agreed to dedicate all of the natural gas owned or controlled by it and produced from the Bossier and Haynesville formations through existing and future wells with a surface location within the dedicated area in the Mansfield acreage dedication.

—

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

—

Fixed Fee/Tiered Fees. During the minimum volume commitment period, the Mansfield fee is a fixed fee on all monthly volumes. Subsequent to that period, our producer customer will pay a tiered fee that calculates the Mansfield fee on a monthly basis according to the quantity of natural gas delivered to us from Chesapeake’s wells relative to its scheduled deliveries.

—

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

—

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

Marcellus Shale Region. Under our gas gathering agreements with certain subsidiaries of Chesapeake, Statoil, Anadarko, Epsilon Energy Ltd. (“Epsilon”), Mitsui and Chief Oil & Gas LLC (“Chief”), we have agreed to provide the following services in our Marcellus Shale region for our proportionate share (based on our ownership interest in the applicable systems) of the fees and obligations outlined below:

—

Gathering and Compression Services. In systems operated by Appalachia Midstream Services, L.L.C. (“Appalachia Midstream”), we gather and compress natural gas in exchange for fees per MMBtu of natural gas gathered and per MMBtu of natural gas compressed. The gathering fees are redetermined annually based on a cost of service mechanism, as described below. The compression fees escalate on January 1 of each year based on the consumer price index.

—

Acreage Dedication. Pursuant to our gas gathering agreements, subject to certain exceptions, the shippers and producers have agreed to dedicate all of the natural gas owned or controlled by them and produced from or attributable to existing and future wells with a surface location within the designated dedicated areas.

—

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

—

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

—

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

Niobrara Shale Region. Under our gas gathering and processing agreements with Chesapeake and RKI Exploration & Production, LLC (“RKI”), we have agreed to provide the following services for the fees and obligations outlined below:

—

Gathering, Compression, Dehydration and Processing Services. We will gather, compress, dehydrate and process natural gas and liquids within the Niobrara region in exchange for a cost of service based fee for natural gas and liquids gathered on our gathering systems and for natural gas and liquids processed at our processing facility. The cost of service components will include revenues, compression expense, deemed general and administrative expense, capital expenditures, fixed and variable operating expenses and other metrics. We refer to these fees collectively as the Niobrara fee.

—

Acreage Dedication. Subject to certain exceptions, each of Chesapeake and RKI have agreed to dedicate all of the natural gas and liquids owned or controlled by it and produced from the Frontier Sand and the Niobrara Shale through existing and future wells with a surface location within the dedicated areas in the Niobrara Shale region.

•

Fee Redetermination. Effective on January 1, 2014 and January 1 of each year thereafter for a period of 20 years from July 1, 2012, our Niobrara fee will be redetermined based on a cost of service calculation that targets a specified pre-income tax rate of return on invested capital. There is no cap on these fee adjustments.

•

Well Connections. Subject to required notice by Chesapeake and RKI, we will have the option to connect new operated wells within our Niobrara region acreage dedications as requested by our producer customers. If we elect not to connect a new operated well, either Chesapeake or RKI, as applicable, will be provided alternative forms of release. Subject to certain conditions specified in the gas gathering agreements, if we elect to connect a new well to our gathering systems, we are generally required to connect the new wells within specified timelines subject to penalties for delayed connections up to a specified cap, and the potential for a well pad release from the producer customer’s acreage dedication in certain circumstances.

•

Fuel and Lost and Unaccounted For Gas. We have agreed with each of Chesapeake and RKI to a cap on fuel and lost and unaccounted for gas on our systems with respect to the producer’s volumes. The cap is based on a percentage per deemed compression stage and a percentage for lost and unaccounted for gas. If we exceed a permitted cap in any covered period and do not respond in a timely manner with a proposed solution, we may incur significant expenses to replace the natural gas used as fuel or lost and unaccounted for in excess of such cap based on then current natural gas prices. Accordingly, this replacement obligation may subject us to direct commodity price risk.

Utica Shale Region. Under our commercial agreements with Chesapeake, Total and Enervest, we have agreed to provide the following services for the fees and obligations outlined below:

—

Gathering, Compression, Dehydration, Processing and Fractionation Services. We gather, compress and dehydrate natural gas and liquids in exchange for a cost of service based fee for natural gas and liquids gathered on our gathering systems. The cost of service components (i) for our 66 percent operating interest in a joint venture that owns a wet gas gathering system (the “Cardinal Joint Venture”), and (ii) in the area covered by our 100 percent ownership interest in four dry gas gathering systems (the “Utica Dry”) include revenues, compression expense (in the case of the Utica Dry only), deemed general and administrative expense, capital expenditures, fixed and variable operating expenses and other metrics. We also process and fractionate natural gas and NGLs through our 49 percent non-operating interest in a joint venture (the “UEO Joint Venture”) that operates two processing facilities with a total capacity of 400 MMcf per day and is currently constructing two additional 200 MMcf/d processing trains, a 45,000 barrel per day fractionation facility and is currently constructing two additional 45,000 fractionation facilities, approximately 870,000 barrels of NGL storage capacity and other ancillary assets for a fixed fee that escalates annually within a specified range. We refer to these fees collectively as the Utica fee.

—

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

—

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

—

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

—

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

—

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

—

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

—

Acreage Dedication. Pursuant to our gas gathering agreement, subject to certain exceptions, our producer customers have agreed to dedicate all of the natural gas and liquids owned or controlled by them and produced from or attributable to existing and future wells located on oil, natural gas and mineral leases covering lands within the acreage dedication.

—

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

—

Well Connection Requirement. Subject to required notice by our producer customers and certain exceptions, we have generally agreed to use our commercially reasonable efforts to connect new operated drilling pads and new operated wells in our Mid-Continent region acreage dedications as requested by our producer customers through June 30, 2019.

—

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

We own a 33.33 percent equity interest in Ranch Westex JV LLC, which we own jointly with Regency Energy Partners, LP and Anadarko Pecos Midstream LLC. Under a gas processing agreement with Chesapeake and Anadarko, Ranch Westex JV LLC provides natural gas processing services under a cost of service fee arrangement.

All Regions. If one of the counterparties to these gas gathering and processing agreements sells, transfers or otherwise disposes of properties within the our acreage dedications to a third party, it does so subject to the terms of the gas gathering and processing agreements, including our dedication, and it will be required to cause the third party to acknowledge and take assignment of the counterparty’s obligations under the existing gas gathering and processing agreements with us, subject to our consent. Our producer customers’ dedication of the natural gas produced from applicable properties under our gas gathering and processing agreements will run with the land in order to bind successors to the producer customers’ interest, as well as any interests in the dedicated properties subsequently acquired by the producer customer.

Other Arrangements

On June 15, 2012, in connection with the closing of the first portion of the acquisition by the GIP II Entities of Chesapeake’s ownership interest in us (the “GIP Acquisition”), we entered into a letter agreement with Chesapeake regarding the terms on which Chesapeake provides certain transition services to us and our general partner. Among other things, the letter agreement provided for the continuation of our services agreement with Chesapeake until December 31, 2013. One June 29, 2012, we entered into an amendment to the letter agreement amending certain terms relating to the insurance coverage to be provided under our services agreement. On December 20, 2012, in connection with the CMO Acquisition, we entered into an amendment to the letter agreement amending certain terms relating primarily to the extension of transition services for technology related services through March 2014 and through June 2014 for certain field communication support services.

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

Revenues

Our revenues are driven primarily by our contractual terms with our customers, and the actual volumes of natural gas we gather, treat, compress and process. Our revenues are supported by the minimum volume commitments contained in our gas gathering agreements with Chesapeake and Total, in the case of our Barnett Shale region and Chesapeake in the case of our Haynesville Shale region, as well as fee redetermination and cost of service provisions in our other regions. We contract with producers to gather or process natural gas or liquids from individual wells located near our gathering systems or processing facilities. We connect wells to gathering pipelines through which natural gas is compressed and may be delivered to a treating facility, processing plant or an intrastate or interstate pipeline for delivery to market. We treat natural gas and liquids that we gather to the extent necessary to meet required specifications of third-party takeaway pipelines. For the three month periods ended March 31, 2014 and March 31 2013, Chesapeake accounted for approximately 71 percent and 77 percent, respectively, of the natural gas volumes on our gathering systems and approximately 83 percent and 85 percent, respectively, of our revenues.  Our revenues exclude revenue attributable to our equity investments, as those revenues are accounted for as part of our investments in unconsolidated affiliates.

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

Adjusted EBITDA is a non-GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

—	our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to capital structure, historical cost basis, or financing methods;
—	our ability to incur and service debt and fund capital expenditures;
—	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders; and
—	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

We believe it is appropriate to exclude certain items from EBITDA because we believe these items affect the comparability of operating results. We believe that the presentation of Adjusted EBITDA in this report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income.

Distributable Cash Flow

Our Partnership agreement defines Distributable Cash Flow (“DCF”) as Adjusted EBITDA attributable to the Partnership adjusted for:

—	addition of interest income;
—	subtraction of net cash paid for interest expense;
—	subtraction of maintenance capital expenditures; and
—	subtraction of income taxes.

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

The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income:
Net income attributable to Access Midstream Partners, L.P.	$61,078	$59,538

Interest expense	38,573	27,062
Income tax expense	1,804	1,240
Depreciation and amortization expense	85,544	66,650
Other	(781)	(640)
Income from unconsolidated affiliates	(42,878)	(25,008)
EBITDA from unconsolidated affiliates(1)	66,526	39,459
Expense for non-cash equity awards	9,814	7,390
Implied minimum volume commitment	30,500	8,750

Adjusted EBITDA	$250,180	$184,441

Maintenance capital expenditures	(32,500)	(27,500)
Cash portion of interest expense	(36,624)	(25,092)
Income tax expense	(1,804)	(1,240)

Distributable Cash Flow	$179,252	$130,609

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net cash provided by operating activities:
Cash Provided By Operating Activities	$269,824	$80,130

Changes in assets and liabilities	(43,973)	26,343
Distribution of earnings received from unconsolidated affiliates	(112,042)	—
Interest expense	38,573	27,062
Income tax expense	1,804	1,240
Other non-cash items	(10,846)	(5,933)
EBITDA from unconsolidated affiliates(1)	66,526	39,459
Expense for non-cash equity awards	9,814	7,390
Implied minimum volume commitment	30,500	8,750

Adjusted EBITDA	$250,180	$184,441

Maintenance capital expenditures	(32,500)	(27,500)
Cash portion of interest expense	(36,624)	(25,092)
Income tax expense	(1,804)	(1,240)

Distributable Cash Flow	$179,252	$130,609

	Three Months Ended March 31,
(1) EBITDA from unconsolidated affiliates is calculated as follows:	2014	2013
	($ in thousands)
Net Income	$42,878	$25,008

Depreciation and amortization expense	23,650	14,466
Other	(2)	(15)

EBITDA from unconsolidated affiliates	$66,526	$39,459

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
GAAP Capital Expenditures	$269,631	$270,954

Adjusted for:
Capital expenditures included in unconsolidated affiliates	109,390	165,506
Capital expenditures attributable to non-controlling interest	(46,947)	(27,752)

Net Capital Expenditures	$332,074	$408,708

Results of Operations – Three Months Ended March 31, 2014 versus March 31, 2013

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the three months ended March 31, 2014 (the “Current Quarter”) and the three months ended March 31, 2013 (the “Prior Quarter”):

	Three Months Ended March 31,
	2014	2013	%(4)
	($ in thousands, except operational data)
Revenues(1)	$277,078	$236,959	16.9%
Operating expenses	92,913	82,763	12.3
Depreciation and amortization expense	85,544	66,650	28.3
General and administrative expense	34,180	23,734	44.0
Other operating expense	1,805	91	N.M.
Total operating expenses	214,442	173,238	23.8
Operating income	62,636	63,721	(1.7)
Income from unconsolidated affiliates	42,878	25,008	71.5
Interest expense	(38,573)	(27,062)	42.5
Other income	392	269	45.7
Income before income tax expense	67,333	61,936	8.7
Income tax expense	1,804	1,240	45.5
Net income	65,529	60,696	8.0
Net income attributable to noncontrolling interest	4,451	1,158	N.M.
Net income attributable to Access Midstream Partners, L.P.	$61,078	$59,538	2.6
Key Performance Metrics:
Adjusted EBITDA(2)	$250,180	$184,441	35.6
Distributable cash flow(2)	$179,252	$130,609	37.2
Operational Data(3):
Throughput, Bcf per day	3.828	3.550	7.8
Miles of pipe at end of period	6,414	6,101	5.1
Gas compression (horsepower) at end of period	617,632	455,318	35.6
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

(3)	Operational data includes the gross results for equity investments except for throughput which represents the net throughput allocated to our interest.
(4)	N.M. – not meaningful

The following tables reflect our revenues, throughput, operating expenses and operating expenses per Mcf of throughput by region for the three months ended March 31, 2014 and 2013 (please note that revenue, throughput and operating expenses related to our equity investments (primarily in the Marcellus Shale) are excluded from the tables below as the financial results for our equity investments are reported separately. Please read “Income from Unconsolidated Affiliates” in this Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Three Months Ended March 31,
	2014	2013	% Change(1)
	(In thousands, except percentages and throughput data)
Revenues(2):
Barnett Shale	$87,818	$93,084	(5.7)%
Eagle Ford Shale	78,090	57,959	34.7
Haynesville Shale	27,457	33,474	(18.0)
Marcellus Shale	1,371	3,729	(63.2)
Niobrara Shale	6,512	2,302	N.M,
Utica Shale	24,574	5,496	N.M.
Mid-Continent	51,256	40,915	25.3
	$277,078	$236,959	16.9%
Throughput (bcf)(2):
Barnett Shale	87.5	95.9	(8.8)%
Eagle Ford Shale	24.0	20.5	17.1
Haynesville Shale	50.3	69.3	(27.4)
Marcellus Shale	108.5	77.6	39.8
Niobrara Shale	2.4	0.9	N.M.
Utica Shale	21.0	4.9	N.M.
Mid-Continent	50.8	50.3	1.0
	344.5	319.4	7.9%
Operating Expenses(2):
Barnett Shale	$25,220	$23,939	5.4%
Eagle Ford Shale	15,838	14,400	10.0
Haynesville Shale	10,090	11,315	(10.8)
Marcellus Shale	916	2,597	(64.7)
Niobrara Shale	2,298	1,544	48.8
Utica Shale	8,418	2,546	N.M.
Mid-Continent	17,909	18,204	(1.6)
Corporate	12,224	8,218	48.7
	$92,913	$82,763	12.3%
Expenses ($ per mcf):
Barnett Shale	$0.29	$0.25	16.0%
Eagle Ford Shale	0.66	0.70	(5.7)
Haynesville Shale	0.20	0.16	25.0
Marcellus Shale	1.53	1.31	16.8
Niobrara Shale	0.48	0.91	(47.3)
Utica Shale	0.26	0.36	(27.8)
Mid-Continent	0.35	0.36	(2.8)
Corporate	—	—	—
	$0.37	$0.33	12.1%
(1)	N.M. – not meaningful
(2)	Throughput in all regions represents the net throughput allocated to our interest. Revenues and expenses presented above reflect only consolidated results of operations.

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

Barnett Shale

Revenues. For the Current Quarter, Barnett Shale revenues totaled $87.8 million compared to $93.1 million in the Prior Quarter, a decrease of $5.3 million, or 5.7 percent. A decrease in throughput due to decreased drilling activity resulted in an $8.1 million decrease in revenue which was partially offset by an annual fixed fee rate escalation of two percent in January 1, 2014. Because throughput in the Barnett Shale during the Current Quarter was significantly below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2014 fourth quarter. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $26.5 million in the Current Quarter based on the projected full year volume shortfall.

Operating Expenses. For the Current Quarter, operating expenses were $25.2 million, or $0.29 per Mcf, compared to $23.9 million, or $0.25 per Mcf, during the Prior Quarter. The increase in total operating expense is primarily the result of an increase in ad valorem taxes of $2.0 million as a result of capital investment in the Barnett Shale region in 2013.

Depreciation and Amortization Expense. For the Current Quarter and the Prior Quarter, depreciation expense was $25.3 million and $23.9 million, respectively. The increase was due to capital expenditures made in this region during 2014 and 2013.

Eagle Ford Shale

Revenues. For the Current Quarter, revenues in the Eagle Ford totaled $78.1 million compared to $58.0 million in the Prior Quarter, an increase of $20.1 million, or 34.7 percent. The increase in revenues was primarily attributable to a 17.1 percent increase in throughput, a contractual increase in fees and additional services provided in this region.

Operating Expenses. For the Current Quarter, operating expenses totaled $15.8 million or $0.66 per Mcf, compared to $14.4 million, or $0.70 per Mcf, during the Prior Quarter. The most significant operating expenses in this region are compression and compensation costs, which both increased from the Prior Quarter due to increased activity in this region.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $15.0 million compared to $10.1 million during the Prior Quarter. The increase was due to capital expenditures made in this region during 2014 and 2013.

Haynesville Shale

Revenues. For the Current Quarter, Haynesville Shale revenues totaled $27.5 million compared to $33.5 million in the Prior Quarter, a decrease of $6.0 million, or 18.0 percent.  A decrease in throughput due to a decrease in drilling activity by Chesapeake resulted in an $8.9 million decrease in revenue which was partially offset by an annual rate escalation of 2.5 percent, and in the Springridge gathering system only, rate redetermination of 15 percent, both effective January 1, 2014.  Because throughput in the Haynesville Shale during the Current Quarter was below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2014 fourth quarter. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $4.0 million in the Current Quarter based on the projected full year volume shortfall.

Operating Expenses. For the Current Quarter, operating expenses were $10.1 million, or $0.20 per Mcf compared to $11.3 million, or $0.16 per Mcf during the Prior Quarter. The decrease in total operating expense is the result of a decrease in compensation and other costs as we anticipated a decrease in throughput in this region and adjusted the cost structure to fit the expected level of activity.  While total operating costs have decreased, operating expense per Mcf has increased due to fixed costs and declining volumes.  While natural gas gathered in the area serviced by the Mansfield gathering system requires additional treating services, we continue to reduce our operating costs in this dry gas region to address the decrease in throughput caused by the low natural gas price environment.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $20.3 million compared to $19.3 million during the Prior Quarter. The increase relates almost entirely to depreciation of our operating assets in this region.

Marcellus Shale

On September 4, 2013 we sold Mid-Atlantic Gas Services, L.L.C. (“Mid-Atlantic”) to Chesapeake for net proceeds of $32.9 million.  Mid-Atlantic was acquired in December 2012 and consisted of midstream assets in the Marcellus region.  These assets were not part of our equity method investment in Appalachia Midstream. The net proceeds equaled our basis in the assets; thus, no gain or loss was recognized as a result of the sale.

The large majority of our assets in the Marcellus Shale are accounted for as equity investments and included in income from unconsolidated affiliates. See further discussion below under “Income from Unconsolidated Affiliates” in this section of Marcellus Shale results of operations.

Income from Unconsolidated Affiliates. We own an approximate average 47 percent interest in 10 gas gathering systems in the Marcellus Shale in Pennsylvania and West Virginia. The remaining average 53 percent interests in these assets are owned primarily by Statoil, Anadarko, Epsilon and Mitsui. Income from unconsolidated affiliates for the Appalachia Midstream assets was $40.5 million and $25.2 million for the Current Quarter and Prior Quarter, respectively.  Revenues (net to our interest) for the Current Quarter and Prior Quarter were $68.3 million and $46.0 million, respectively.  The net increase was due to throughput growth and increased construction activity in the Marcellus region where we invested $289.7 million of capital in 2013.  Operating expenses for the Current Quarter and Prior Quarter were $9.0 million and $6.7 million, respectively.  The increase in operating expenses is consistent with the increase in revenues in the Marcellus region.  The margin for these assets is strong as a result of lower operating expenses than in many other regions of the United States. These lower operating expenses are primarily due to high reservoir pressures that reduce the need for compression in the transportation of commodities.  We expect our margin in the Marcellus Shale to remain strong; however, we could experience a slight decrease in our margin over time as the need for additional compression increases. The following table summarizes the results of the Appalachia Midstream assets (net to our interest) for the Current Quarter and Prior Quarter:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenues ($ in thousands)	$68,333	$46,022
Throughput (Bcf)	107.9	76.4
Operating expenses ($ in thousands)	$8,996	$6,706
Expenses ($ per Mcf)	0.08	0.09

Niobrara Shale

We own a 50 percent interest in certain gas gathering, compression and processing assets in the Niobrara Shale region. Because we operate the assets and have contractual discretion to make operating decisions for the assets, we are deemed to control the assets and thus, we consolidate 100 percent of the assets and results of operation in our financial results. We present the noncontrolling interest for these assets in noncontrolling interests on the condensed consolidated balance sheet and in net income attributable to noncontrolling interests on the condensed consolidated statement of operations.

Revenues. Our Current Quarter revenues in the Niobrara totaled $6.5 million compared to $2.3 million in the Prior Quarter, an increase of $4.2 million.  The increase in throughput resulted primarily from a $4.0 million increase in revenue offset by a fee redetermination decrease effective January 1, 2014. We continue to invest significant capital in this region and expect to connect a significant number of wells to our gathering systems that will drive volume growth in future periods.

Operating Expenses. For the Current Quarter, operating expenses totaled $2.3 million, or $0.48 per Mcf compared to $1.5 million, or $0.91 per Mcf during the Prior Quarter. Operating expenses are expected to increase throughout 2014 as construction activity increases and we prepare to provide additional gathering and processing services in this region in future periods.  The most significant operating expenses in this region are compression costs and compensation.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $1.4 million compared to $0.7 million during the Prior Quarter.  The increase was due to capital expenditures made in this region during 2014 and 2013.

Utica Shale

In the Utica Shale region, we own a 100 percent ownership interest in four natural gas gathering systems, a 66 percent operating interest in the Cardinal Joint Venture and a 49 percent interest in the UEO Joint Venture. Because we operate the gathering systems and have contractual discretion to make operating decisions for the Cardinal Joint Venture, we are deemed to control these assets and thus, we consolidated 100 percent of the assets and results of operations in our financial results and reflect the ownership of the other interest owners through a noncontrolling interest in the income and equity of the investment. The UEO Joint Venture is accounted for as an equity investment because the power to direct the activities which are most significant to the UEO Joint Venture’s economic performance is shared between us and the other equity holders.

Revenues. Our Current Quarter revenues in the Utica totaled $24.6 million compared to $5.5 million in the Prior Quarter, an increase of $19.1 million.  An increase in throughput due to increased drilling activity and an increase in compression activity resulted in a $19.8 million increase in revenue partially offset by a fee redetermination decrease effective October 1, 2013.

Operating Expenses. For the Current Quarter, operating expenses totaled $8.4 million, or $0.26 per Mcf compared to $2.5 million, or $0.36 per Mcf during the Prior Quarter. The increase in operating expenses is primarily a result of the increase in operating activity in the Utica Shale region.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $4.0 million compared to $1.2 million during the Prior Quarter. The increase was due to capital expenditures made in this region during 2014 and 2013.

Income from unconsolidated affiliates. For the Current Quarter and the Prior Quarter, income (loss) from unconsolidated affiliates was $0.5 million and $(0.2) million, respectively.

Mid-Continent

Revenues. For the Current Quarter, Mid-Continent revenues totaled $51.3 million compared to $40.9 million in the Prior Quarter, an increase of $10.4 million, or 25.3 percent. Throughput in the Mid-Continent region was flat; however, a 2.5 percent annual rate increase and a 15 percent increase in fees as a result of rate redetermination, both effective January 1, 2014, contributed additional revenue in this region.

Operating Expenses. For the Current Quarter, operating expenses were $17.9 million, or $0.35 per Mcf compared to $18.2 million, or $0.36 per Mcf during the Prior Quarter as operating activity was consistent between periods in this region.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $10.6 million compared to $8.6 million during the Prior Quarter. The increase was due to capital expenditures made in this region during 2014 and 2013.

Income from unconsolidated affiliates. We own a 33.33 percent equity interest in Ranch Westex JV LLC, which we own jointly with Regency Energy Partners, LP and Anadarko Pecos Midstream LLC. For the Current Quarter and the Prior Quarter, income (loss) from unconsolidated affiliates was $1.8 million and $(0.1) million, respectively.

Corporate

Operating Expenses. For the Current Quarter, operating expenses were $12.2 million compared to $8.2 million during the Prior Quarter. The increase in operating expenses was due to an increase in compensation of $3.2 million from additional technical resources to support our growth.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $8.0 million compared to $2.7 million during the Prior Quarter. The increase in depreciation expense is a result of capital expenditures to back office infrastructure made in 2014 and 2013.

General and Administrative Expense. During the Current Quarter, general and administrative expenses were $34.2 million compared to $23.7 million during the Prior Quarter. This increase is primarily attributable to an increase in compensation of $6.5 million related to increased equity compensation resulting from an increase in our unit price.  We also incurred an increase in software maintenance of $2.2 million as a result of transition costs as we developed an independent back office infrastructure in 2013.

Interest Expense. Interest expense was $38.6 million for the Current Quarter compared to $27.1 million for the Prior Quarter. These amounts were net of $10.1 million and $9.7 million of capitalized interest during the Current Quarter and the Prior Quarter, respectively. The increase is primarily related to interest expense on the 2021 Notes and 2024 Notes issued in August 2013 and March 2014, respectively. Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

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

Liquidity and Capital Resources

Our ability to finance operations and fund capital expenditures will largely depend on our ability to generate sufficient cash flow to cover these expenses as well as the availability of borrowings under our revolving credit facility and our access to the capital markets. Our ability to generate cash flow is subject to a number of factors, some of which are beyond our control. See Risk Factors in our annual report on Form 10-K for the year ended December 31, 2013, as amended.

Working Capital (Deficit). Working capital is defined as the amount by which current assets exceed current liabilities, is an indication of liquidity and the potential need for short-term funding. As of March 31, 2014, we had a working capital deficit of $29.4 million and as of December 31, 2013, we had a working capital deficit of $48.5 million.

Cash Flows. Net cash provided by (used in) operating activities, investing activities and financing activities of the Partnership for the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$269,824	$80,130
Investing activities	$(535,042)	$(356,628)
Financing activities	$337,499	$211,816

Operating Activities. Net cash provided by operating activities was $269.8 million for the Current Quarter compared to $80.1 million during the Prior Quarter. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, amortization and gains or losses on the sales of fixed assets. The increase was primarily attributable to distributions of earnings received from our unconsolidated affiliates and the timing impacts on our working capital accounts. Please read “Results of Operations” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investing Activities. Net cash used in investing activities for the Current Quarter increased $178.4 million compared to the Prior Quarter. Approximately $535.0 million was used in investing activities during 2014. This amount included approximately $269.6 million in additions to property, plant and equipment, $159.2 million in the purchase of compression assets and $107.4 million in additions to our investments in unconsolidated affiliates.

Financing Activities. Net cash provided by financing activities increased $125.7 million for the Current Quarter as compared to the Prior Quarter. This increase was primarily attributable to the issuance of $750.0 million in aggregate principal amount of 4.875 percent senior notes offset by a decrease in net borrowings of $620.5 million.  During the Current Quarter, borrowings under the credit facility totaled $692.4 million. Proceeds from the issuance of the 2024 Notes were used to pay the credit facility balance in full prior to March 31, 2014.

Sources of Liquidity

At March 31, 2014, our sources of liquidity included:

—	cash on hand;
—	cash generated from operations;
—	borrowings under our revolving credit facility; and
—	capital raised through debt and equity markets.

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

Revolving Credit Facility

On May 13, 2013, we amended and restated our existing senior secured revolving credit facility. The amended and restated revolving credit facility matures in May 2018 and includes aggregate revolving commitments of $1.75 billion, including a sub-limit of $100.0 million for same-day swing line advances and a sub-limit of $200.0 million for letters of credit. In addition, the revolving credit facility’s accordion feature allows us to increase the available borrowing capacity under the facility up to $2.0 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the revolving credit facility. As of March 31, 2014, we had no borrowings outstanding under our revolving credit facility. As of December 31, 2013, we had approximately $343.5 million of borrowings outstanding under our revolving credit facility.

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

The revolving credit facility agreement contains certain negative covenants that (i) limit our ability, as well as the ability of certain of our subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require us to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for us to maintain the EBITDA to interest expense ratio and allows for us to release all collateral securing the revolving credit facility if we reach investment grade status. The revolving credit facility agreement also requires us to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after we have released all collateral upon achieving investment grade status). We were in compliance with all covenants under the agreement at March 31, 2014 and December 31, 2013.

Senior Notes

On March 7, 2014, we and ACMP Finance Corp., a wholly owned subsidiary of Access MLP Operating, L.L.C., completed a public offering of $750 million in aggregate principal amount of 4.875 percent senior notes due 2024 (the “2024 Notes”). We used a portion of the net proceeds to repay borrowings outstanding under our revolving credit facility, including amounts incurred to fund the purchase price of and certain expenses related to our purchase of compression assets from MidCon, and for general partnership purposes, including funding working capital and our capital expenditure program. Debt issuance costs of $8.0 million are being amortized over the life of the 2024 Notes.

On August 14, 2013, we and ACMP Finance Corp. issued $400 million in aggregate principal amount of additional 5.875 percent senior notes due 2021 (the “Additional Notes”). The Additional Notes are additional to the $350 million of 2021 Notes initially issued on April 19, 2011 and are fully fungible with, rank equally with and form a single series with the 2021 Notes. The Additional Notes were issued at a price of 101.5 percent of the principal amount plus accrued interest from April 15, 2013, resulting in net proceeds of $400.8 million, which was used for general partnership purposes, including funding working capital, repayment of indebtedness and funding our capital expenditure program. Debt issuance costs of $5.8 million are being amortized over the life of the Additional Notes.

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

The 2024 Notes will mature on March 15, 2024, and interest is payable on March 15 and September 15 of each year. We have the option to redeem all or a portion of the 2024 Notes at any time on or after March 15, 2019, at the redemption price specified in the indenture relating to the 2024 Notes, plus accrued and unpaid interest. We may also redeem the 2024 Notes, in whole or in part, at a “make-whole” redemption price specified in the indenture, plus accrued and unpaid interest, at any time prior to March 15, 2019. In addition, we may redeem up to 35 percent of the 2024 Notes prior to March 15, 2017 under certain circumstances with the net cash proceeds from certain equity offerings.

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

The indentures governing the 2024 Notes, the 2023 Notes, the 2022 Notes and the 2021 Notes contain covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: (1) sell assets including equity interests in our subsidiaries; (2) pay distributions on, redeem or purchase our units, or redeem or purchase our subordinated debt; (3) make investments; (4) incur or guarantee additional indebtedness or issue preferred units; (5) create or incur certain liens; (6) enter into agreements that restrict distributions or other payments from certain subsidiaries to us; (7) consolidate, merge or transfer all or substantially all of our, or certain of our subsidiaries’, assets; (8) engage in transactions with affiliates; and (9) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the 2023 Notes, 2022 Notes or the 2021 Notes achieve an investment grade rating from either of Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services and no default, as defined in the indentures, has occurred or is continuing, many of these covenants will terminate.

We, as the parent company, have no independent assets or operations. Our operations are conducted by our subsidiaries through our primary operating company subsidiary, Access MLP Operating, L.L.C., our direct 100 percent owned subsidiary. Access MLP Operating, L.L.C., Access Midstream Operating, L.L.C. and each of our other subsidiaries is a guarantor, other than Cardinal Gas Services, L.L.C., Jackalope Gas Gathering Services, L.L.C. and ACMP Finance Corp., our indirect 100 percent owned subsidiary whose sole purpose is to act as co-issuer of any debt securities. Each guarantor is our direct or indirect 100 percent owned subsidiary. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from our or its respective subsidiaries by dividend or loan. None of our assets or the assets of any guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

Equity Issuance

On August 2, 2013, we entered into an Equity Distribution Agreement (“ATM”) under which we may offer and sell common units, in amounts, at prices and on terms to be determined by market conditions and other factors, having an aggregate market value of up to $300 million. We are under no obligation to issue equity under the ATM. For the quarter ended March 31, 2014, we sold an aggregate of 136,400 common units under the ATM for net proceeds of approximately $7.6 million, net of approximately $0.1 million in commissions, plus an approximate $0.1 million capital contribution from our general partner to maintain its two percent general partner interest. We used the proceeds for general partnership purposes.

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

—

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

—

growth capital expenditures, which include those expenditures incurred in order to acquire additional assets to grow our business, expand and upgrade our systems and facilities, extend the useful lives of our assets, increase gathering, treating, compression and processing throughput from current levels and reduce costs or increase revenues.

For the Current Quarter, growth capital expenditures totaled $299.6 million and maintenance capital expenditures totaled $32.5 million. Total 2014 first quarter capital expenditures included $109.4 million for our share of capital expenditures in entities accounted for as equity investments. Our future capital expenditures may vary significantly from budgeted amounts and from period to period based on the investment opportunities that become available to us.

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

Distributions

	Declaration Date	Record Date	Distribution Date	Distribution Declared	Total Cash Distribution
					($ in thousands)
2014
First quarter	April 24, 2014	May 8, 2014	May 15, 2014	$0.5750	$129,993

2013
Fourth quarter	January 24, 2014	February 7, 2014	February 14, 2014	$0.5550	$122,131
Third quarter	October 25, 2013	November 7, 2013	November 14, 2013	$0.5350	$113,910
Second quarter	July 24, 2013	August 7, 2013	August 14, 2013	$0.4850	$97,780
First quarter	April 24, 2013	May 8, 2013	May 15, 2013	$0.4675	$93,358

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

We consider depreciation and evaluation of long-lived assets for impairment to be critical policies and estimates. These policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2013, as amended.

Forward-Looking Statements

Certain statements and information in this quarterly report on Form 10-Q may constitute forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

—	our dependence on Chesapeake, Total, Mitsui, Anadarko and Statoil for a majority of our revenues;
—	the impact on our growth strategy and ability to increase cash distributions if producers do not increase the volume of natural gas they provide to our gathering systems or processing facilities;
—	oil and natural gas realized prices;
—	the termination of our gas gathering agreements;
—	the availability, terms and effects of acquisitions;
—	our potential inability to maintain existing distribution amounts or pay the minimum quarterly distribution to our unitholders;
—	the limitations that our level of indebtedness may have on our financial flexibility;
—	our ability to obtain new sources of natural gas, which is dependent on factors largely beyond our control;
—	the availability of capital resources to fund capital expenditures and other contractual obligations, and our ability to access those resources through the debt or equity capital markets;
—	competitive conditions;
—	the unavailability of third-party pipelines interconnected to our gathering systems or the potential that the volumes we gather do not meet the quality requirement of such pipelines;
—	new asset construction may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks;
—	our exposure to direct commodity price risk may increase in the future;
—	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;
—	hazards and operational risks that may not be fully covered by insurance;
—	our dependence on Exterran Partners, L.P. (“Exterran”) for a significant portion of our compression capacity;
—	our lack of industry diversification; and
—

legislative or regulatory changes, including changes in environmental regulations, environmental risks, regulations by the Federal Energy Regulatory Commission and liability under federal and state environmental laws and regulations.

Other factors that could cause our actual results to differ from our projected results are described under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, as amended, and in our other reports and registration statements filed from time to time with the SEC.

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

ITEM 4. Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2014.

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no significant changes or updates to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, except as follows:

We currently receive a significant portion of our compression capacity from a single provider under long-term fixed price agreements, which could result in disruptions to our operations or our paying above-market prices for our compression requirements in the future.

Compression of our customers’ natural gas is a key component of the services we provide and our largest operating expense. Given that wells produce at progressively lower field pressures as the underlying resources are depleted, field compression is required to maintain sufficient pressure across our gathering systems. We currently receive a substantial portion of our compression capacity on certain of our gathering systems from EXLP Operating LLC (“Exterran Operating”), a wholly owned subsidiary of Exterran Partners, L.P. (“Exterran”), pursuant to a compression services agreement (the “Compression Services Agreement”). Pursuant to the Compression Services Agreement, Exterran Operating will provide us with compression services on certain of our gas gathering systems located in Wyoming, Texas, Oklahoma, Louisiana, Kansas and Arkansas, and we will pay specified monthly rates for the services provided at each service site, subject to an annual escalation provision. We have granted Exterran Operating the exclusive right to provide us with compression services on these gas gathering systems until December 31, 2020. Thereafter, we have the right to receive compression services on these gathering systems from third parties.

If market rates for compression are less than the specified monthly rates under the Compression Services Agreement, then the rates we pay for compression to Exterran Operating may be higher than the rates we could obtain from a third party. In addition, if Exterran Operating were to default on its respective obligations under the terms of the Compression Services Agreement, we may not be able to replace such compression capacity in a timely manner or otherwise on terms consistent with our agreements with Exterran Operating or at all. This could result in our failure to meet our contractual obligations to our customers, which could expose us to damages, reduce revenues and have a material adverse effect on our financial condition, results of operation and cash.

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
4.1

First Supplemental Indenture, dated as of January 4, 2012 among Chesapeake Midstream Partners, L.P., CHKM Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

X
4.2	Third Supplemental Indenture, dated as of March 7, 2014 among the Partnership, ACMP Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.2	03/07/2014
4.3

Third Supplemental Indenture and Amendment – Subsidiary Guarantee, dated as of April 18, 2014 among the Partnership, ACMP Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

X
4.4

Second Supplemental Indenture and Amendment – Subsidiary Guarantee, dated as of April 18, 2014 among the Partnership, ACMP Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

X
4.5

Third Supplemental Indenture and Amendment – Subsidiary Guarantee, dated as of April 18, 2014 among the Partnership, ACMP Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

X
10.1†	Compression Services Agreement, dated February 26, 2014 between EXLP Operating LLC and Access MLP Operating, L.L.C.					X
10.2	Letter Agreement, dated March 10, 2014, by and among Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration, L.L.C. and Mockingbird Midstream Gas Services, L.L.C.					X
31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment.  Such provisions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESS MIDSTREAM PARTNERS, L.P.
By: Access Midstream Partners GP, L.L.C., its general partner
Date: April 30, 2014	By:	/s/ J. MIKE STICE
J. Mike Stice Chief Executive Officer
Date: April 30, 2014	By:	/s/ DAVID C. SHIELS
David C. Shiels Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
4.1

First Supplemental Indenture, dated as of January 4, 2012 among Chesapeake Midstream Partners, L.P., CHKM Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

X
4.2	Third Supplemental Indenture, dated as of March 7, 2014 among the Partnership, ACMP Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-34831	4.2	03/07/2014
4.3

Third Supplemental Indenture and Amendment – Subsidiary Guarantee, dated as of April 18, 2014 among the Partnership, ACMP Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

X
4.4

Second Supplemental Indenture and Amendment – Subsidiary Guarantee, dated as of April 18, 2014 among the Partnership, ACMP Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

X
4.5

Third Supplemental Indenture and Amendment – Subsidiary Guarantee, dated as of April 18, 2014 among the Partnership, ACMP Finance Corp, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee

X
10.1†	Compression Services Agreement, dated February 26, 2014 between EXLP Operating LLC and Access MLP Operating, L.L.C.					X
10.2	Letter Agreement, dated March 10, 2014, by and among Chesapeake Energy Marketing, Inc., Chesapeake Operating, Inc., Chesapeake Exploration, L.L.C. and Mockingbird Midstream Gas Services, L.L.C.					X
31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

† Portions of this exhibit have been omitted pursuant to a request for confidential treatment.  Such provisions have been filed separately with the Securities and Exchange Commission.