Form 10-Q
period 2014-06-30
ACCESS MIDSTREAM PARTNERS LP
filed 2014-07-30
CIK 1483096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

As of July 23, 2014, the registrant had 190,794,543 common units outstanding.

ACCESS MIDSTREAM PARTNERS, L.P.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2014	2013
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,675	$17,229
Accounts receivable	181,939	222,409
Prepaid expenses	12,382	10,182
Other current assets	12,312	8,111
Total current assets	243,308	257,931

Property, plant and equipment
Gathering systems	6,406,548	5,974,940
Other fixed assets	361,933	175,411
Less: Accumulated depreciation	(999,219)	(859,551)
Total property, plant and equipment, net	5,769,262	5,290,800
Investments in unconsolidated affiliates	2,103,530	1,936,603
Intangible customer relationships, net	360,502	372,391
Deferred loan costs, net	64,061	59,721
Total assets	$8,540,663	$7,917,446
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accounts payable	$63,649	$37,520
Accrued liabilities	272,555	268,952
Total current liabilities	336,204	306,472

Long-term liabilities
Long-term debt	3,805,397	3,249,230
Other liabilities	9,269	8,954
Total long-term liabilities	3,814,666	3,258,184

Commitments and contingencies (Note 7)
Partners' capital:
Common units (190,051,818 and 177,801,147 issued and outstanding at at June 30, 2014 and December 31, 2013, respectively)	3,572,779	3,343,145
Class B units (12,680,044 and 12,424,358 issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	337,312	318,472
Class C units (zero and 11,199,268 issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	-	322,896
General partner interest	120,912	114,393
Total partners' capital attributable to Access Midstream Partners, L.P.	4,031,003	4,098,906
Noncontrolling interest	358,790	253,884
Total partners' capital	4,389,793	4,352,790
Total liabilities and partners' capital	$8,540,663	$7,917,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	($ in thousands, except per unit data)

Revenues	$292,934	$247,242	$570,012	$484,201

Operating expenses
Operating expenses	97,523	82,844	190,436	165,607
Depreciation and amortization expense	89,976	71,869	175,520	138,519
General and administrative expense	37,257	25,089	71,437	48,823
Other operating (income) expense	(317)	1,892	1,488	1,983

Total operating expenses	224,439	181,694	438,881	354,932

Operating income	68,495	65,548	131,131	129,269

Other income (expense)
Income from unconsolidated affiliates	48,063	33,745	90,941	58,753
Interest expense	(42,903)	(27,732)	(81,476)	(54,794)
Other income	198	126	590	395

Income before income tax expense	73,853	71,687	141,186	133,623
Income tax expense	1,385	1,260	3,189	2,500

Net income	72,468	70,427	137,997	131,123
Net income attributable to noncontrolling interests	5,014	1,214	9,465	2,372

Net income attributable to Access Midstream Partners, L.P.	$67,454	$69,213	$128,532	$128,751

Limited partner interest in net income
Net income attributable to Access Midstream Partners, L.P.	$67,454	$69,213	$128,532	$128,751
Less general partner interest in net income	(23,526)	(5,995)	(43,142)	(10,787)
Limited partner interest in net income	$43,928	$63,218	$85,390	$117,964

Net income per limited partner unit - basic and diluted
Common units	$0.18	$0.18	$0.33	$0.32
Subordinated units	$-	$0.31	$-	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
	($ in thousands)
Cash flows from operating activities
Net income	$137,997	$131,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,520	138,519
Income from unconsolidated affiliates	(90,941)	(58,753)
Other non-cash items	12,602	6,676
Distribution of earnings received from unconsolidated affiliates	155,358	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	46,309	(23,592)
(Increase) decrease in other assets	(5,312)	1,905
Increase (decrease) in accounts payable	25,733	(10,896)
Increase in accrued liabilities	5,495	32,598
Net cash provided by operating activities	462,761	217,580

Cash flows from investing activities
Additions to property, plant and equipment	(521,170)	(545,594)
Purchase of compression assets	(159,210)	-
Investments in unconsolidated affiliates	(220,378)	(263,710)
Proceeds from sale of assets	14,296	31,696
Net cash used in investing activities	(886,462)	(777,608)

Cash flows from financing activities
Proceeds from long-term borrowings	1,053,471	875,500
Payments on long-term debt borrowings	(1,246,971)	(659,300)
Proceeds from issuance of common units	52,155	399,922
Proceeds from issuance of senior notes	750,000	-
Distributions to unitholders	(252,145)	(177,430)
Capital contributions from noncontrolling interests	95,441	71,414
Payments on capital lease obligations	(1,983)	-
Debt issuance costs	(8,777)	(5,377)
Other	1,956	8,328
Net cash provided by financing activities	443,147	513,057

Net increase (decrease) in cash and cash equivalents	19,446	(46,971)
Cash and cash equivalents, beginning of period	17,229	64,994

Cash and cash equivalents, end of period	$36,675	$18,023

Supplemental disclosure of non-cash investing activities
Changes in accounts payable and other liabilities related to purchases of property, plant and equipment	$33,566	$(25,244)
Changes in other liabilities related to asset retirement obligations	$1,016	$105

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Partners' Equity
	Limited Partners				Non-
				General	controlling
	Common	Class B	Class C	Partner	interest	Total
($ in thousands)
Balance at December 31, 2013	$3,343,145	$318,472	$322,896	$114,393	$253,884	$4,352,790
Net income	78,941	5,274	1,175	43,142	9,465	137,997
Distribution to unitholders	(207,772)	-	(6,215)	(38,158)	-	(252,145)
Conversion of Class C units to common units	321,151	-	(321,151)	-	-	-
Contributions from noncontrolling interest owners	-	-	-	-	95,441	95,441
Non-cash equity based compensation	2,020	-	-	-	-	2,020
Issuance of general partner interests	-	-	-	1,535	-	1,535
Issuance of common units	52,155	-	-	-	-	52,155
Beneficial conversion feature of Class B units	822	(822)	-	-	-	-
Amortization of beneficial conversion feature of Class B and Class C units	(17,683)	14,388	3,295	-	-	-
Balance at June 30, 2014	$3,572,779	$337,312	$-	$120,912	$358,790	$4,389,793

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

Williams Acquisition

At June 30, 2014, the GIP II Entities held 2,068,692 notional general partner units representing a 1.0 percent general partner interest in the Partnership, 50.0 percent of the Partnership’s incentive distribution rights, 48,742,361 common units and 6,340,022 Class B units.  At June 30, 2014, The GIP II Entities’ ownership represented an aggregate 26.6 percent limited partner interest in the Partnership. At June 30, 2014, Williams held 2,068,692 notional general partner units representing a 1.0 percent general partner interest in the Partnership, 50.0 percent of the Partnership’s incentive distribution rights, 40,137,695 common units and 6,340,022 Class B units.  At June 30, 2014, Williams ownership represented an aggregate 22.5 percent limited partner interest in the Partnership. The public held 101,171,762 common units, representing a 48.9 percent limited partner interest in the Partnership.

On July 1, 2014, Williams acquired all of the interests in the Partnership and Access Midstream Ventures, L.L.C., the sole member of Access Midstream Partners GP, L.L.C. (the “General Partner”), that were owned by the GIP II Entities (the “Williams Acquisition”).  As a result of the Williams Acquisition, Williams owns 100% of the General Partner.  The GIP II Entities no longer have any ownership interest in the Partnership or the General Partner.  Please read Note 12 (Subsequent Events) to the condensed consolidated financial statements for information regarding the acquisition.

MidCon Acquisition

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

Equity Issuances

On August 2, 2013, the Partnership entered into an Equity Distribution Agreement (“ATM”) under which it may offer and sell common units, in amounts, at prices and on terms to be determined by market conditions and other factors, having an aggregate market value of up to $300 million. The Partnership is under no obligation to issue equity under the ATM. For the three-month period ended June 30, 2014, the Partnership sold an aggregate of 772,819 common units under the ATM for net proceeds of approximately $44.6 million, net of approximately $0.4 million in commissions, plus an approximate $0.9 million capital contribution from the Partnership’s general partner to maintain its two percent general partner interest.  For the six-month period ended June 30, 2014, the Partnership sold an aggregate of 909,219 common units under the ATM for net proceeds of approximately $52.2 million, net of approximately $0.5 million in commissions, plus an approximate $1.0 million capital contribution from the Partnership’s general partner to maintain its two percent general partner interest.  The Partnership used the proceeds for general partnership purposes.

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

Basis of Presentation

The accompanying financial statements and related notes present the unaudited condensed consolidated balance sheets of the Partnership as of June 30, 2014 and December 31, 2013. They also include the unaudited condensed consolidated statements of operations for the three and six-month periods ended June 30, 2014 and 2013, the unaudited condensed consolidated statements of cash flows for the Partnership for the six-month periods ended June 30, 2014 and 2013, and the unaudited changes in partners’ capital of the Partnership for the six-month period ended June 30, 2014.

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

The results of operations for the six-month period ended June 30, 2014, are not indicative of results that may be expected for the full fiscal year.

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

2. Partnership Capital and Distributions

The partnership agreement requires that, within 45 days subsequent to the end of each quarter, the Partnership distributes all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the three and six-month periods ended June 30, 2014, the Partnership paid cash distributions to its unitholders of approximately $130.0 million and $252.1 million, respectively, representing a $0.555 per common unit distribution for the three-month period ended December 31, 2013 and a $0.575 per common unit distribution for the three-month period ended March 31, 2014. Please read Note 12 (Subsequent Events) to the condensed consolidated financial statements, concerning distributions declared on July 24, 2014, for the three-month period ended June 30, 2014.

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

ACCESS MIDSTREAM PARTNERS, L.P.

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

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units (in thousands, except per-unit information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands, except per unit data)
Net income attributable to Access Midstream Partners, L.P.	$67,454	$69,213	$128,532	$128,751
Less general partner interest in net income	(23,526)	(5,995)	(43,142)	(10,787)

Limited partner interest in net income	$43,928	$63,218	$85,390	$117,964

Net income allocable to common units(1)	$33,915	$19,116	$61,257	$32,563
Net income allocable to subordinated units	—	21,721	—	41,558
Net income allocable to Class B units(1)	10,013	10,755	19,663	20,985
Net income allocable to Class C units(1)	—	11,626	4,470	22,858
Limited partner interest in net income	$43,928	$63,218	$85,390	$117,964
Net income per limited partner unit – basic and diluted
Common units	$0.18	$0.18	$0.33	$0.32
Subordinated units	$—	$0.31	$—	$0.60
Weighted average limited partner units outstanding - basic and diluted
Common units	190,953,800	108,673,392	187,609,231	103,575,719
Subordinated units	—	69,076,122	—	69,076,122
Total	190,953,800	177,749,514	187,609,231	172,651,841
(1)	Adjusted to reflect amortization for the beneficial conversion feature.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

The following table presents the Partnership’s outstanding debt as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Revolving credit facility	$150,000	$343,500
5.875 percent senior notes due April 2021	750,000	750,000
6.125 percent senior notes due July 2022	750,000	750,000
4.875 percent senior notes due May 2023	1,400,000	1,400,000
4.875 percent senior notes due March 2024	750,000	—
Premium on 5.875 percent senior notes due April 2021	5,397	5,730

Total long-term debt	$3,805,397	$3,249,230

The following table presents the Partnership’s average interest rate and average debt balance for the three-months ended June 30, 2014:

	Average Interest Rate	Average Balance
		(in thousands)
Revolving credit facility	2.159%	$91,901
5.875 percent senior notes due April 2021	5.875	750,000
6.125 percent senior notes due July 2022	6.125	750,000
4.875 percent senior notes due May 2023	4.875	1,400,000
4.875 percent senior notes due March 2024	4.875	750,000
Premium on 5.875 percent senior notes due April 2021	5.875	5,564

Revolving Credit Facility

On May 13, 2013, the Partnership amended and restated its existing senior secured revolving credit facility. The amended and restated revolving credit facility matures in May 2018 and includes revolving commitments of $1.75 billion, including a sublimit of $100.0 million for same-day swing line advances and a sub-limit of $200.0 million for letters of credit. In addition, the revolving credit facility’s accordion feature allows the Partnership to increase the available borrowing capacity under the facility up to $2.0 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the revolving credit facility.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The revolving credit facility agreement contains certain negative covenants that (i) limit the Partnership’s ability, as well as the ability of certain of its subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require the Partnership to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for the Partnership to maintain the EBITDA to interest expense ratio and allows for the Partnership to release all collateral securing the revolving credit facility if the Partnership reaches investment grade status. The revolving credit facility agreement also requires the Partnership to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after the Partnership has released all collateral upon achieving investment grade status). The Partnership was in compliance with all covenants under the agreement at June 30, 2014.

Senior Notes

On March 7, 2014, the Partnership and ACMP Finance Corp., a wholly owned subsidiary of Access MLP Operating, L.L.C., completed a public offering of $750 million in aggregate principal amount of 4.875 percent senior notes due 2024 (the “2024 Notes”). The Partnership used a portion of the net proceeds to repay borrowings outstanding under the Partnership’s revolving credit facility, including amounts incurred to fund the purchase price of and certain expenses relating to the Partnership’s purchase of compression assets from MidCon and the balance for general partnership purposes. Debt issuance costs of $8.8 million are being amortized over the life of the 2024 Notes.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Partnership, as the parent company, has no independent assets or operations. The Partnership’s operations are conducted by its subsidiaries through its primary operating company subsidiary, Access MLP Operating, L.L.C, a direct 100 percent owned subsidiary of the Partnership.  Access MLP Operating, L.L.C. and each of the Partnership’s other subsidiaries is a guarantor, other than Cardinal Gas Services, L.L.C., Jackalope Gas Gathering Services, L.L.C. and ACMP Finance Corp., an indirect 100 percent owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of any debt securities. Each guarantor is a direct or indirect 100 percent owned subsidiary of the Partnership. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or a guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capitalized Interest

For the three-month periods ended June 30, 2014 and 2013, interest expense was net of capitalized interest of $9.8 million and $10.2 million, respectively, and $19.9 million for each of the six-month periods ended June 30, 2014 and 2013.

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

Certain key members of management have been designated as participants in the Management Incentive Compensation Plan which is made up of two components.  The first component is an annual cash bonus based on “excess” cash distributions made by the Partnership above a specified target amount with respect to each fiscal quarter during which the award is outstanding.  The second component is based on an increase in value of the Partnership’s common units at the end of a specified five-year period beginning on the award commencement date.  As a result of the Williams Acquisition, both components of the Management Incentive Compensation Plan vested on July 1, 2014, resulting in total compensation expense of $41.1 million.  Please read Note 12 (Subsequent Events) to the condensed consolidated financial statements.

Included in operating expense, general and administrative expense, and income from unconsolidated affiliates is total equity-based compensation of $14.0 million and $8.9 million for the three-month periods ended June 30, 2014 and 2013, respectively.  Included in operating expense, general and administrative expense, and income from unconsolidated affiliates is equity-based compensation of $23.8 million and $16.3 million for the six-month periods ended June 30, 2014 and 2013, respectively.

The LTIP provides for an aggregate of 3.5 million common units to be awarded to employees, directors and consultants of the Partnership’s general partner and its affiliates through various award types, including unit awards, restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards. The LTIP has been designed to promote the interests of the Partnership and its unitholders by strengthening its ability to attract, retain and motivate qualified individuals to serve as employees, directors and consultants. As of June 30, 2014, there was $38.5 million of unrecognized compensation expense attributable to the LTIP, of which $38.5 million will be recognized in the third quarter of 2014, as a result of the Williams Acquisition.  Please read Note 12 (Subsequent Events) to the condensed consolidated financial statements for information regarding the acquisition.

The following table summarizes LTIP award activity for the six months ended June 30, 2014:

	Units	Value per Unit
Restricted units unvested at beginning of period	1,182,288	$36.11
Granted	277,061	$53.78
Vested	(139,403)	$33.48
Forfeited	(149,584)	$36.59
Restricted units unvested at end of period	1,170,362	$40.55

6. Major Customers and Concentration of Credit Risk

Chesapeake Energy Marketing, Inc. (“CEMI”), a wholly owned subsidiary of Chesapeake, accounted for $240.6 million and $210.6 million of the Partnership’s revenues for the three-month periods ended June 30, 2014 and 2013, respectively, and $470.1 million and $413.1 million for the six-month periods ended June 30, 2014 and 2013, respectively.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. On June 30, 2014 and December 31, 2013, cash and cash equivalents were invested in a non-interest bearing account and money market funds with investment grade ratings. On June 30, 2014 and December 31, 2013, Chesapeake accounted for $144.1 million and $176.5 million of the Partnership’s accounts receivable balance.

7. Commitments and Contingencies

Certain property, equipment and operating facilities are leased under various operating leases. Costs are also incurred associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations.

From time to time, the Partnership is involved in legal, tax, regulatory and other proceedings in various forums regarding performance, contracts and other matters that arise in the ordinary course of business. Management is not aware of any such proceedings for which a final disposition could have a material effect on the Partnership’s results of operations, cash flows or financial position. Once information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to the estimate of the Partnership’s likely exposure.  There were no accruals for legal contingencies as of June 30, 2014 or December 31, 2013.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2014		December 31, 2013
	Carrying amount	Fair value (Level 2)	Carrying amount	Fair value (Level 2)
	($ in thousands)
Financial liabilities:

Revolving credit facility	$150,000	$150,000	$343,500	$343,500
Premium on 2021 Notes	5,397	5,397	5,730	5,730
2021 Notes	750,000	805,313	750,000	801,098
2022 Notes	750,000	827,813	750,000	804,848
2023 Notes	1,400,000	1,477,882	1,400,000	1,355,382
2024 Notes	750,000	794,063	—	—

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

Summarized financial information for the reportable segments is shown in the following tables, presented in thousands.

Three months ended June 30, 2014

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$83,788	$84,016	$29,076	$3,930		$5,577
Operating expenses	22,538	15,509	10,986	2,197		2,997
Depreciation and amortization expense	25,080	15,727	20,624	2,330		1,486
General and administrative expense	-	-	-	-		-
Other operating expense	-	-	-	-		-
Operating income (loss)	$36,170	$52,780	$(2,534)	$(597)		$1,094

Income (loss) from unconsolidated affiliates	$-	$-	$-	$40,671		$-

Capital expenditures	$2,777	$46,090	$2,596	$9,347	(1)	$57,860	(2)
Total assets	$1,463,190	$1,249,178	$1,241,495	$1,584,405		$236,668

			Mid-
	Utica		Continent	Corporate	Consolidated
Revenues	$33,899		$52,648	$-	$292,934
Operating expenses	11,805		19,442	12,049	97,523
Depreciation and amortization expense	5,369		10,816	8,544	89,976
General and administrative expense	-		-	37,257	37,257
Other operating expense	-		-	(317)	(317)
Operating income (loss)	$16,725		$22,390	$(57,533)	$68,495

Income (loss) from unconsolidated affiliates	$4,584		$2,808	$-	$48,063

Capital expenditures	$85,541	(3)	$22,434	$24,894	$251,539
Total assets	$1,408,825		$805,808	$551,094	$8,540,663
(1)	Amount excludes $37.7 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.
(2)	Amount includes $28.9 million of capital expenditures attributable to noncontrolling interest owners.
(3)

Amount excludes $75.7 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates and includes $28.4 million of capital expenditures attributable to noncontrolling interest owners.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended June 30, 2013

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$90,384	$67,752	$30,621	$4,012		$2,431
Operating expenses	23,963	14,951	9,109	198		1,946
Depreciation and amortization expense	24,000	13,362	19,471	38		1,156
General and administrative expense	-	-	-	-		-
Other operating expense	-	-	-	-		-
Operating income (loss)	$42,421	$39,439	$2,041	$3,776		$(671)

Income (loss) from unconsolidated affiliates	$-	$-	$-	$34,492		$-

Capital expenditures	$13,395	$83,443	$2,777	$5	(1)	$11,671	(2)
Total assets	$1,558,776	$1,062,109	$1,308,901	$1,322,496		$103,844

			Mid-
	Utica		Continent		Corporate	Consolidated
Revenues	$7,238		$44,804		$-	$247,242
Operating expenses	2,269		16,975		13,433	82,844
Depreciation and amortization expense	2,265		8,208		3,369	71,869
General and administrative expense	-		-		25,089	25,089
Other operating expense	-		-		1,892	1,892
Operating income (loss)	$2,704		$19,621		$(43,783)	$65,548

Income (loss) from unconsolidated affiliates	$(929)		$182		$-	$33,745

Capital expenditures	$94,023	(3)	$29,134	(4)	$40,192	$274,640
Total assets	$669,413		$758,322		$432,709	$7,216,570
(1)	Amount excludes $75.9 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.
(2)	Amount includes $5.8 million of capital expenditures attributable to noncontrolling interest owners.
(3)

Amount excludes $112.0 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates and includes $33.8 million of capital expenditures attributable to noncontrolling interest owners.

(4)	Amount excludes $2.3 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2014

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$171,606	$162,106	$56,533	$5,301		$12,089
Operating expenses	47,758	31,347	21,076	3,113		5,295
Depreciation and amortization expense	50,382	30,763	40,931	3,237		2,873
General and administrative expense	-	-	-	-		-
Other operating expense	-	-	-	-		-
Operating income (loss)	$73,466	$99,996	$(5,474)	$(1,049)		$3,921

Income (loss) from unconsolidated affiliates	$-	$-	$-	$81,203		$-

Capital expenditures	$8,792	$123,573	$6,246	$15,802	(1)	$88,518	(2)
Total assets	$1,463,190	$1,249,178	$1,241,495	$1,584,405		$236,668

			Mid-
	Utica		Continent	Corporate	Consolidated
Revenues	$58,473		$103,904	$-	$570,012
Operating expenses	20,223		37,351	24,273	190,436
Depreciation and amortization expense	9,403		21,417	16,514	175,520
General and administrative expense	-		-	71,437	71,437
Other operating expense	-		-	1,488	1,488
Operating income (loss)	$28,847		$45,136	$(113,712)	$131,131

Income (loss) from unconsolidated affiliates	$5,110		$4,628	$-	$90,941

Capital expenditures	$181,179	(3)	$39,456	$57,604	$521,170
Total assets	$1,408,825		$805,808	$551,094	$8,540,663
(1)	Amount excludes $70.9 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.
(2)	Amount includes $44.9 million of capital expenditures attributable to noncontrolling interest owners.
(3)

Amount excludes $151.9 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates and includes $59.3 million of capital expenditures attributable to noncontrolling interest owners.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Six months ended June 30, 2013

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$183,468	$125,711	$64,095	$7,741		$4,733
Operating expenses	47,902	29,351	20,424	2,795		3,490
Depreciation and amortization expense	47,915	23,449	38,757	161		1,875
General and administrative expense	-	-	-	-		-
Other operating expense	-	-	-	-		-
Operating income (loss)	$87,651	$72,911	$4,914	$4,785		$(632)

Income (loss) from unconsolidated affiliates	$-	$-	$-	$59,738		$-

Capital expenditures	$34,399	$165,359	$10,562	$189	(1)	$23,197	(2)
Total assets	$1,558,776	$1,062,109	$1,308,901	$1,322,496		$103,844

			Mid-
	Utica		Continent		Corporate	Consolidated
Revenues	$12,734		$85,719		$-	$484,201
Operating expenses	4,815		35,179		21,651	165,607
Depreciation and amortization expense	3,465		16,806		6,091	138,519
General and administrative expense	-		-		48,823	48,823
Other operating expense	-		-		1,983	1,983
Operating income (loss)	$4,454		$33,734		$(78,548)	$129,269

Income (loss) from unconsolidated affiliates	$(1,090)		$105		$-	$58,753

Capital expenditures	$159,779	(3)	$68,130	(4)	$83,979	$545,594
Total assets	$669,413		$758,322		$432,709	$7,216,570
(1)	Amount excludes $169.1 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.
(2)	Amount includes $11.6 million of capital expenditures attributable to noncontrolling interest owners.
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

Set forth below are condensed consolidating financial statements for the Partnership, as the parent company, on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013. These schedules are presented using the equity method of accounting for all periods presented. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2014

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$-	$8	$36,667	$-	$36,675
Accounts receivable	-	153,556	28,383	-	181,939
Prepaid expenses	-	12,201	181	-	12,382
Other current assets	-	11,339	973	-	12,312
Total current assets	-	177,104	66,204	-	243,308

Property, plant and equipment
Gathering systems	-	5,457,491	949,057	-	6,406,548
Other fixed assets	-	361,800	133	-	361,933
Less: Accumulated depreciation	-	(975,412)	(23,807)	-	(999,219)
Total property, plant and equipment, net	-	4,843,879	925,383	-	5,769,262
Investments in unconsolidated affiliates	3,225,723	2,642,277	-	(3,764,470)	2,103,530
Intangible customer relationships, net	-	360,502	-	-	360,502
Intercompany receivable from parent	4,408,660	7,563	118	(4,416,341)	-
Deferred loan costs, net	52,017	12,044	-	-	64,061

Total assets	$7,686,400	$8,043,369	$991,705	$(8,180,811)	$8,540,663

Current liabilities
Accounts payable	$-	$34,236	$29,413	$-	$63,649
Accrued liabilities	-	215,753	56,802	-	272,555
Intercompany payable to parent	-	-	7,681	(7,681)	-
Total current liabilities	-	249,989	93,896	(7,681)	336,204

Long-term liabilities
Long-term debt	3,655,397	150,000	-	-	3,805,397
Intercompany payable to parent	-	4,408,660	-	(4,408,660)	-
Other liabilities	-	8,997	272	-	9,269
Total long-term liabilities	3,655,397	4,567,657	272	(4,408,660)	3,814,666

Partners' capital
Total partners' capital attributable to Access Midstream Partners, L.P.	4,031,003	3,225,723	897,537	(4,123,260)	4,031,003
Noncontrolling interest	-	-	-	358,790	358,790
Total partners' capital	4,031,003	3,225,723	897,537	(3,764,470)	4,389,793
Total liabilities and partners' capital	$7,686,400	$8,043,369	$991,705	$(8,180,811)	$8,540,663

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$-	$400	$16,829	$-	$17,229
Accounts receivable	-	202,007	20,402	-	222,409
Prepaid expenses	-	10,182	-	-	10,182
Other current assets	-	7,569	542	-	8,111
Total current assets	-	220,158	37,773	-	257,931

Property, plant and equipment
Gathering systems	-	5,295,771	679,169	-	5,974,940
Other fixed assets	-	175,397	14	-	175,411
Less: Accumulated depreciation	-	(845,892)	(13,659)	-	(859,551)
Total property, plant and equipment, net	-	4,625,276	665,524	-	5,290,800
Investments in unconsolidated affiliates	3,076,205	2,315,988	-	(3,455,590)	1,936,603
Intangible customer relationships, net	-	372,391	-	-	372,391
Intercompany receivable from parent	3,882,291	3,105	20,330	(3,905,726)	-
Deferred loan costs, net	46,140	13,581	-	-	59,721

Total assets	$7,004,636	$7,550,499	$723,627	$(7,361,316)	$7,917,446

Current liabilities
Accounts payable	$-	$36,638	$882	$-	$37,520
Accrued liabilities	-	203,099	65,853	-	268,952
Intercompany payable to parent	-	-	23,435	(23,435)	-
Total current liabilities	-	239,737	90,170	(23,435)	306,472

Long-term liabilities
Long-term debt	2,905,730	343,500	-	-	3,249,230
Intercompany payable to parent	-	3,882,290	-	(3,882,290)	-
Other liabilities	-	8,767	187	-	8,954
Total long-term liabilities	2,905,730	4,234,557	187	(3,882,290)	3,258,184

Partners' capital
Total partners' capital attributable to Access Midstream Partners, L.P.	4,098,906	3,076,205	633,270	(3,709,475)	4,098,906
Noncontrolling interest	-		-	253,884	253,884
Total partners' capital	4,098,906	3,076,205	633,270	(3,455,591)	4,352,790
Total liabilities and partners' capital	$7,004,636	$7,550,499	$723,627	$(7,361,316)	$7,917,446

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$253,458	$39,476	$-	$292,934

Operating expenses
Operating expenses	-	80,031	17,492	-	97,523
Depreciation and amortization expense	-	84,452	5,524	-	89,976
General and administrative expense	-	35,354	1,903	-	37,257
Other operating (income) expense	-	(350)	33	-	(317)
Total operating expenses	-	199,487	24,952	-	224,439
Operating income	-	53,971	14,524	-	68,495

Other income (expense)
Income from unconsolidated affiliates	110,357	57,630	-	(119,924)	48,063
Interest expense	(42,903)	-	-	-	(42,903)
Other income	-	141	57	-	198
Income before income tax expense	67,454	111,742	14,581	(119,924)	73,853
Income tax expense	-	1,385	-	-	1,385
Net income	67,454	110,357	14,581	(119,924)	72,468
Net income attributable to noncontrolling interests	-	-	-	5,014	5,014
Net income attributable to Access Midstream Partners, L.P.	$67,454	$110,357	$14,581	$(124,938)	$67,454

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$237,670	$9,572	$-	$247,242

Operating expenses
Operating expenses	-	79,912	2,932	-	82,844
Depreciation and amortization expense	-	69,541	2,328	-	71,869
General and administrative expense	-	24,542	547	-	25,089
Other operating expense	-	1,892	-	-	1,892
Total operating expenses	-	175,887	5,807	-	181,694
Operating income	-	61,783	3,765	-	65,548

Other income (expense)
Income from unconsolidated affiliates	96,953	36,319	-	(99,527)	33,745
Interest expense	(27,740)	-	8	-	(27,732)
Other income	-	111	15	-	126
Income before income tax expense	69,213	98,213	3,788	(99,527)	71,687
Income tax expense	-	1,260	-	-	1,260
Net income	69,213	96,953	3,788	(99,527)	70,427
Net income attributable to noncontrolling interests	-	-	-	1,214	1,214
Net income attributable to Access Midstream Partners, L.P.	$69,213	$96,953	$3,788	$(100,741)	$69,213

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$499,450	$70,562	$-	$570,012

Operating expenses
Operating expenses	-	160,210	30,226	-	190,436
Depreciation and amortization expense	-	165,322	10,198	-	175,520
General and administrative expense	-	67,880	3,557	-	71,437
Other operating (income) expense	-	1,528	(40)	-	1,488
Total operating expenses	-	394,940	43,941	-	438,881
Operating income	-	104,510	26,621	-	131,131

Other income (expense)
Income from unconsolidated affiliates	210,008	108,154	-	(227,221)	90,941
Interest expense	(81,476)	-	-	-	(81,476)
Other income	-	533	57	-	590
Income before income tax expense	128,532	213,197	26,678	(227,221)	141,186
Income tax expense	-	3,189	-	-	3,189
Net income	128,532	210,008	26,678	(227,221)	137,997
Net income attributable to noncontrolling interests	-	-	-	9,465	9,465
Net income attributable to Access Midstream Partners, L.P.	$128,532	$210,008	$26,678	$(236,686)	$128,532

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$467,240	$16,961	$-	$484,201

Operating expenses
Operating expenses	-	160,513	5,094	-	165,607
Depreciation and amortization expense	-	134,373	4,146	-	138,519
General and administrative expense	-	48,120	703	-	48,823
Other operating expense	-	1,983	-	-	1,983
Total operating expenses	-	344,989	9,943	-	354,932
Operating income	-	122,251	7,018	-	129,269

Other income (expense)
Income from unconsolidated affiliates	183,557	63,426	-	(188,230)	58,753
Interest expense	(54,806)	-	12	-	(54,794)
Other income	-	380	15	-	395
Income before income tax expense	128,751	186,057	7,045	(188,230)	133,623
Income tax expense	-	2,500	-	-	2,500
Net income	128,751	183,557	7,045	(188,230)	131,123
Net income attributable to noncontrolling interests	-	-	-	2,372	2,372
Net income attributable to Access Midstream Partners, L.P.	$128,751	$183,557	$7,045	$(190,602)	$128,751

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$-	$405,796	$56,965	$-	$462,761

Cash flows from investing activities
Additions to property, plant and equipment	-	(246,455)	(274,715)	-	(521,170)
Purchase of compression assets	-	(159,210)	-	-	(159,210)
Investments in unconsolidated affiliates	-	(220,378)	-	-	(220,378)
Proceeds from sale of assets	-	14,296	-	-	14,296
Net cash used in investing activities	-	(611,747)	(274,715)	-	(886,462)

Cash flows from financing activities
Proceeds from long-term borrowings	-	1,053,471	-	-	1,053,471
Payments on long-term debt borrowings	-	(1,246,971)	-	-	(1,246,971)
Proceeds from issuance of common units	52,155	-	-	-	52,155
Proceeds from issuance of senior notes	750,000	-	-	-	750,000
Distributions to unitholders	(252,145)	-	-	-	(252,145)
Capital contributions from noncontrolling interests	-	-	95,441	-	95,441
Payments on capital lease obligations	-	(1,983)	-	-	(1,983)
Debt issuance costs	(8,777)	-	-	-	(8,777)
Other	1,956	-	-	-	1,956
Intercompany advances, net	(543,189)	401,042	142,147	-	-
Net cash provided by financing activities	-	205,559	237,588	-	443,147

Net increase in cash and cash equivalents	-	(392)	19,838	-	19,446
Cash and cash equivalents, beginning of period	-	400	16,829	-	17,229
Cash and cash equivalents, end of period	$-	$8	$36,667	$-	$36,675

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$-	$206,739	$10,841	$-	$217,580

Cash flows from investing activities
Additions to property, plant and equipment	-	(356,868)	(188,726)	-	(545,594)
Investments in unconsolidated affiliates	-	(263,710)	-	-	(263,710)
Proceeds from sale of assets	-	31,696	-	-	31,696
Net cash used in investing activities	-	(588,882)	(188,726)	-	(777,608)

Cash flows from financing activities
Proceeds from long-term borrowings	-	875,500	-	-	875,500
Payments on long-term debt borrowings	-	(659,300)	-	-	(659,300)
Proceeds from issuance of common units	399,922	-	-	-	399,922
Proceeds from issuance of senior notes	-	-	-	-	-
Distributions to unitholders	(177,430)	-	-	-	(177,430)
Capital contributions from noncontrolling interests	-	-	71,414	-	71,414
Payments on capital lease obligations	-	-	-	-	-
Debt issuance costs	(660)	(4,717)	-	-	(5,377)
Other	8,328	-	-	-	8,328
Intercompany advances, net	(230,160)	107,444	122,716	-	-
Net cash provided by financing activities	-	318,927	194,130	-	513,057

Net increase in cash and cash equivalents	-	(63,216)	16,245	-	(46,971)
Cash and cash equivalents, beginning of period	-	63,216	1,778	-	64,994
Cash and cash equivalents, end of period	$-	$-	$18,023	$-	$18,023

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) recently issued the following standard which the Partnership reviewed to determine the potential impact on its financial statements upon adoption.

On May 28, 2014, FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers.  The standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In doing so, companies will need to use more judgment and make more estimates than under today’s guidance.  This guidance will be effective for the Partnership beginning January 1, 2017.  The Partnership is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

12. Subsequent Events

On July 24, 2014, the board of directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders of $0.595 per unit, together with the corresponding distributions to the Class B unitholders and the general partner. The cash distributions will be paid on August 14, 2014, to unitholders of record at the close of business on August 7, 2014, and to the general partner.

On July 1, 2014, Williams acquired all of the interests in the Partnership and Access Midstream Ventures, L.L.C., the sole member of the General Partner, that were owned by the GIP II Entities.  As a result of the closing of the Williams Acquisition, Williams owns 100% of the General Partner, and the GIP II Entities no longer have any ownership interest in the Partnership or the General Partner.  As a result of the Williams Acquisition, all units outstanding under the LTIP at June 30, 2014, vested on July 1, 2014, resulting in total compensation expense of $38.5 million.  Additionally, both components of the Management Incentive Compensation Plan vested on July 1, 2014, resulting in accelerated compensation expense of $41.1 million.

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

We provide our midstream services to Chesapeake Energy Corporation (“Chesapeake”), Total Gas and Power North America, Inc. and Total E&P USA, Inc., a wholly owned subsidiary of Total S.A. (“Total”), Mitsui & Co. (“Mitsui”), Anadarko Petroleum Corporation (“Anadarko”), Statoil ASA (“Statoil”) and other leading producers under long-term, fixed-fee contracts. We operate assets in the Barnett Shale region in north-central Texas; the Eagle Ford Shale region in South Texas; the Haynesville Shale region in northwest Louisiana; the Marcellus Shale region primarily in Pennsylvania and West Virginia; the Niobrara Shale region in eastern Wyoming; the Utica Shale region in eastern Ohio; and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware and Permian Basins

Williams Acquisition

On July 1, 2014, Williams acquired all of the interests in the Partnership and Access Midstream Ventures, L.L.C., the sole member of Access Midstream Partners GP, L.L.C. (the “General Partner”), that were owned by the GIP II Entities (the “Williams Acquisition”).  As a result of the closing of the Williams Acquisition, Williams owns 100% of the General Partner, and the GIP II Entities no longer have any ownership interest in the Partnership or the General Partner.  All of the equity awards previously issued under the Long-Term Incentive Plan vested on July 1, 2014 upon closing of the Williams Acquisition, resulting in compensation expense of $38.5 million.  Additionally, both components of the Management Incentive Compensation Plan (“MICP”) vested on July 1, 2014, resulting in expected total cash payments to MICP participants of $88.8 million during the 2014 third quarter and compensation expense of $41.1 million in the 2014 third quarter.  On July 16, 2014, we issued to certain key employees cash and equity retention awards that have various vesting periods between one and four years.  Williams has proposed the merger of Williams Partners L.P. (NYSE:WPZ) (“Williams Partners”) with and into one of our subsidiaries.  The proposed merger is subject to negotiation, review and approval by the conflicts committee of each partnership’s board of directors, as well as approval by each partnership’s board of directors.

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

•

Well Connections. Subject to required notice by Chesapeake and RKI, we will have the option to connect new operated wells within our Niobrara region acreage dedications as requested by our producer customers. If we elect not to connect a new operated well, either Chesapeake and RKI, as applicable, will be provided alternative forms of release. Subject to certain conditions specified in the gas gathering agreements, if we elect to connect a new well to our gathering systems, we are generally required to connect the new wells within specified timelines subject to penalties for delayed connections up to a specified cap, and the potential for a well pad release from the producer customer’s acreage dedication in certain circumstances.

•

Fuel and Lost and Unaccounted For Gas. We have agreed with each Chesapeake and RKI to a cap on fuel and lost and unaccounted for gas on our systems with respect to the producer’s volumes. The cap is based on a percentage per deemed compression stage and a percentage for lost and unaccounted for gas. If we exceed a permitted cap in any covered period and do not respond in a timely manner with a proposed solution, we may incur significant expenses to replace the natural gas used as fuel or lost and unaccounted for in excess of such cap based on then current natural gas prices. Accordingly, this replacement obligation may subject us to direct commodity price risk.

Utica Shale Region. Under our commercial agreements with Chesapeake, Total and Enervest, we have agreed to provide the following services for the fees and obligations outlined below:

•

Gathering, Compression, Dehydration, Processing and Fractionation Services. We gather, compress and dehydrate natural gas and liquids in exchange for a cost of service based fee for natural gas and liquids gathered on our gathering systems. The cost of service components (i) for our 66 percent operating interest in a joint venture that owns a wet gas gathering system (the “Cardinal Joint Venture”), and (ii) in the area covered by our 100 percent ownership interest in four dry gas gathering systems (the “Utica Dry”) include revenues, compression expense (in the case of the Utica Dry only), deemed general and administrative expense, capital expenditures, fixed and variable operating expenses and other metrics. We also process and fractionate natural gas and NGLs through our 49 percent non-operating interest in a joint venture (the “UEO Joint Venture”) that operates three processing facilities with a total capacity of 600 MMcf per day and planned incremental capacity of 400 MMcf per day by the end of 2015.  The UEO Joint Venture operates two 45,000 barrel per day fractionation facilities and is currently constructing one additional 45,000 fractionation facility.  The UEO Joint Venture also operates approximately 870,000 barrels of NGL storage capacity and other ancillary assets for a fixed fee that escalates annually within a specified range. We refer to these fees collectively as the Utica fee.

•

Acreage Dedication. Subject to certain exceptions, our producer customers have agreed to dedicate natural gas and liquids owned or controlled by them and produced from the Utica Shale formation through existing and future wells with a surface location within the dedicated areas in the Utica Shale region. The UEO Joint Venture has processing and fractionation dedications from Chesapeake, Total, Enervest and American Energy – Utica, LLC in support of 1.0 bcf/d of capacity.

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

Other Arrangements

On June 15, 2012, in connection with the closing of the first portion of the acquisition by the GIP II Entities of Chesapeake’s ownership interest in us (the “GIP Acquisition”), we entered into a letter agreement with Chesapeake regarding the terms on which Chesapeake provides certain transition services to us and our general partner. Among other things, the letter agreement provided for the continuation of our services agreement with Chesapeake until December 31, 2013. On June 29, 2012, we entered into an amendment to the letter agreement amending certain terms relating to the insurance coverage to be provided under our services agreement.  On December 20, 2012, in connection with the CMO Acquisition, we entered into an amendment to the letter agreement amending certain terms relating primarily to the extension of transition services for technology related services through September 2014 for certain field communication support services.

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

Revenues

Our revenues are driven primarily by our contractual terms with our customers, and the actual volumes of natural gas we gather, treat, compress, and process. Our revenues are supported by the minimum volume commitments contained in our gas gathering agreements with Chesapeake and Total in the case of our Barnett Shale region and Chesapeake in the case of our Haynesville Shale region as well as fee redetermination and cost of service provisions in our other regions. We contract with producers to gather or process natural gas or liquids from individual wells located near our gathering systems or processing facilities. We connect wells to gathering pipelines through which natural gas is compressed and may be delivered to a treating facility, processing plant or an intrastate or interstate pipeline for delivery to market. We treat natural gas and liquids that we gather to the extent necessary to meet required specifications of third-party takeaway pipelines. For the three-month periods ended June 30, 2014 and June 30, 2013, respectively, Chesapeake accounted for approximately 71.3 percent and 75.0 percent, respectively, of the natural gas volumes on our gathering systems and approximately 82.1 percent and 85.2 percent, respectively, of our revenues. For the six-month periods ended June 30, 2014 and June 30, 2013, respectively, Chesapeake accounted for approximately 71.3 percent and 75.9 percent, respectively, of the natural gas volumes on our gathering systems and 82.5 percent and 85.3 percent, respectively, of our revenues.  Our revenues exclude revenue attributable to our equity investments, as those revenues are accounted for as part of our investments in unconsolidated affiliates.

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

The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income:
Net income attributable to Access Midstream Partners, L.P.	$67,454	$69,213	$128,532	$128,751

Interest expense	42,903	27,732	81,476	54,794
Income tax expense	1,385	1,260	3,189	2,500
Depreciation and amortization expense	89,976	71,869	175,520	138,519
Other	(2,116)	320	(2,897)	(320)
Income from unconsolidated affiliates	(48,063)	(33,745)	(90,941)	(58,753)
EBITDA from unconsolidated affiliates(1)	73,042	49,751	139,568	89,210
Expense for non-cash equity awards	13,975	8,933	23,789	16,323
Implied minimum volume commitment	36,500	11,250	67,000	20,000

Adjusted EBITDA	$275,056	$206,583	$525,236	$391,024

Maintenance capital expenditures	(32,500)	(27,500)	(65,000)	(55,000)
Cash portion of interest expense	(40,750)	(25,115)	(77,374)	(50,207)
Income tax expense	(1,385)	(1,260)	(3,189)	(2,500)

Distributable Cash Flow	$200,421	$152,708	$379,673	$283,317

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net cash provided by operating activities:
Cash provided by operating activities	$192,937	$137,450	$462,761	$217,580

Changes in assets and liabilities	(28,252)	(26,358)	(72,225)	(15)
Distribution of earnings received from unconsolidated affiliates	(43,316)	—	(155,358)	—
Interest expense	42,903	27,732	81,476	54,794
Income tax expense	1,385	1,260	3,189	2,500
Other non-cash items	(14,118)	(3,435)	(24,964)	(9,368)
EBITDA from unconsolidated affiliates(1)	73,042	49,751	139,568	89,210
Expense for non-cash equity awards	13,975	8,933	23,789	16,323
Implied minimum volume commitment	36,500	11,250	67,000	20,000

Adjusted EBITDA	$275,056	$206,583	$525,236	$391,024

Maintenance capital expenditures	(32,500)	(27,500)	(65,000)	(55,000)
Cash portion of interest expense	(40,750)	(25,115)	(77,374)	(50,207)
Income tax expense	(1,385)	(1,260)	(3,189)	(2,500)

Distributable Cash Flow	$200,421	$152,708	$379,673	$283,317

(1)	EBITDA from unconsolidated affiliates is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
Net income	$48,063	$33,745	$90,941	$58,753

Depreciation and amortization expense	24,857	16,007	48,507	30,473
Other	122	(1)	120	(16)

EBITDA from unconsolidated affiliates	$73,042	$49,751	$139,568	$89,210

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands)
GAAP Capital Expenditures	$251,539	$274,640	$521,170	$545,594

Adjusted for:
Capital expenditures included in unconsolidated affiliates	113,454	190,172	222,844	355,678
Capital expenditures attributable to noncontrolling interest	(57,315)	(39,594)	(104,262)	(67,346)

Net Capital Expenditures	$307,678	$425,218	$639,752	$833,926

Results of Operations – Three Months Ended June 30, 2014 versus June 30, 2013

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the three months ended June 30, 2014 (the “Current Quarter”) and the three months ended June 30, 2013 (the “Prior Quarter”):

	Three Months Ended June 30,
	2014	2013	% Change(4)
	($ in thousands, except operational data)
Revenues(1)	$292,934	$247,242	18.5%
Operating expenses	97,523	82,844	17.7
Depreciation and amortization expense	89,976	71,869	25.2
General and administrative expense	37,257	25,089	48.5
Other operating (income) expense	(317)	1,892	N.M.
Total operating expenses	224,439	181,694	23.5
Operating income	68,495	65,548	4.5
Income from unconsolidated affiliates	48,063	33,745	42.4
Interest expense	(42,903)	(27,732)	54.7
Other income	198	126	57.1
Income before income tax expense	73,853	71,687	3.0
Income tax expense	1,385	1,260	9.9
Net income	72,468	70,427	2.9
Net income attributable to noncontrolling interests	5,014	1,214	N.M.
Net income attributable to Access Midstream Partners, L.P.	$67,454	$69,213	(2.5)
Key Performance Metrics:
Adjusted EBITDA(2)	$275,056	$206,583	33.1
Distributable cash flow(2)	$200,421	$152,708	31.2
Operational Data(3):
Throughput, Bcf per day	3.918	3.665	6.9
Miles of pipe at end of period	6,495	6,379	1.8
Gas compression (horsepower) at end of period	623,896	472,817	(32.0)
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

(3)	Operational data includes the gross results for equity investments except for throughput which represents the net throughput allocated to our interest.
(4)	N.M. - not meaningful

The following tables reflect our revenues, throughput, operating expenses and operating expenses per Mcf of throughput by region for the three months ended June 30, 2014 and 2013 (please note that revenue, throughput and operating expenses related to our equity investments (primarily in the Marcellus Shale region) are excluded from the tables below as the financial results for our equity investments are reported separately. Please read “Income from Unconsolidated Affiliates” in this Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Three Months Ended June 30,
	2014	2013	% Change(2)
	($ In thousands, except percentages and throughput data)
Revenues(1):
Barnett Shale	$83,788	$90,384	(7.3)%
Eagle Ford Shale	84,016	67,752	24.0
Haynesville Shale	29,076	30,621	(5.0)
Marcellus Shale	3,930	4,012	(2.0)
Niobrara Shale	5,577	2,431	N.M.
Utica Shale	33,899	7,238	N.M.
Mid-Continent	52,648	44,804	17.5
	$292,934	$247,242	18.5%
Throughput (bcf)(1):
Barnett Shale	84.3	93.2	(9.5)%
Eagle Ford Shale	26.6	23.5	13.2
Haynesville Shale	55.3	63.2	(12.5)
Marcellus Shale	107.9	90.7	19.0
Niobrara Shale	2.0	0.9	N.M.
Utica Shale	29.1	6.7	N.M.
Mid-Continent	51.4	55.3	(7.1)
	356.6	333.5	6.9%
Operating Expenses(1):
Barnett Shale	$22,538	$23,963	(5.9)%
Eagle Ford Shale	15,509	14,951	3.7
Haynesville Shale	10,986	9,109	20.6
Marcellus Shale	2,197	198	N.M.
Niobrara Shale	2,997	1,946	54.0
Utica Shale	11,805	2,269	N.M.
Mid-Continent	19,442	16,975	14.5
Corporate	12,049	13,433	(10.3)
	$97,523	$82,844	17.7%
Expenses ($ per mcf):
Barnett Shale	$0.27	$0.26	3.8%
Eagle Ford Shale	0.58	0.64	(9.4)
Haynesville Shale	0.20	0.14	42.9
Marcellus Shale	2.75	0.12	N.M.
Niobrara Shale	0.75	1.12	(33.0)
Utica Shale	0.27	0.23	17.4
Mid-Continent	0.38	0.31	22.6
Corporate	—	—	—
	$0.37	$0.33	12.1%
(1)	Throughput in all regions represents the net throughput allocated to the Partnership’s interest. Revenues and expenses presented above reflect only consolidated results of operations.
(2)	N.M – not meaningful

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

Barnett Shale

Revenues. For the Current Quarter, Barnett Shale revenues totaled $83.8 million compared to $90.4 million in the Prior Quarter, a decrease of $6.6 million, or 7.3 percent. A decrease in throughput due to decreased drilling activity resulted in an $8.7 million decrease in revenue which was partially offset by an annual fixed fee rate escalation of two percent on January 1, 2014. Because throughput in the Barnett Shale during the Current Quarter was significantly below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2014 fourth quarter. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $32.5 million in the Current Quarter based on the projected full year volume shortfall.

Operating Expenses. For the Current Quarter, operating expenses were $22.5 million, or $0.27 per Mcf, compared to $24.0 million, or $0.26 per Mcf, during the Prior Quarter.  The decrease in total operating expense is primarily the result of a decrease in compression expense due to lower compressor rates for 2014.  While total operating costs remained consistent compared to 2013, operating expenses per mcf have increased as a result of both decreased drilling activity in the region caused by the low natural gas price environment and the natural decline of existing wells.

Depreciation and Amortization Expense. For the Current Quarter and the Prior Quarter, depreciation expense was $25.1 million and $24.0 million, respectively. The increase was due to capital expenditures made in this region during 2014 and 2013.

Eagle Ford Shale

Revenues. For the Current Quarter, revenues in the Eagle Ford totaled $84.0 million compared to $67.8 million in the Prior Quarter, an increase of $16.2 million, or 24.0 percent. The increase in revenues was primarily attributable to a 13.2 percent increase in throughput, a contractual increase in fees and additional services provided in this region in 2014.

Operating Expenses. For the Current Quarter, operating expenses totaled $15.5 million or $0.58 per Mcf, compared to $15.0 million, or $0.64 per Mcf, during the Prior Quarter. The most significant operating expenses in this region are compression and compensation costs, both of which increased from the Prior Quarter due to increased activity in this region.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $15.7 million compared to $13.4 million during the Prior Quarter. The increase was due to capital expenditures made in this region during 2014 and 2013.

Haynesville Shale

Revenues. For the Current Quarter, Haynesville Shale revenues totaled $29.1 million compared to $30.6 million in the Prior Quarter, a decrease of $1.5 million, or 5.0 percent. A decrease in throughput due to a decrease in drilling activity by Chesapeake resulted in a $3.7 million decrease in revenue which was partially offset by an annual rate escalation of 2.5 percent, and in the Springridge gathering system only, rate redetermination of 15 percent, both effective January 1, 2014.  Because throughput in the Haynesville Shale during the Current Quarter was below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2014 fourth quarter.  The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year.  If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $4.0 million in the Current Quarter based on the projected full year volume shortfall.

Operating Expenses. For the Current Quarter, operating expenses were $11.0 million, or $0.20 per Mcf compared to $9.1 million, or $0.14 per Mcf during the Prior Quarter. The increase in operating expenses is primarily a result of increased ad valorem taxes due to reassessments on the properties for 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $20.6 million compared to $19.5 million during the Prior Quarter. The increase relates almost entirely to depreciation of our operating assets in this region.

Marcellus Shale

On September 4, 2013 we sold Mid-Atlantic Gas Services, L.L.C. (“Mid-Atlantic”) to Chesapeake for net proceeds of $32.9 million.  Mid-Atlantic was acquired in December 2012 and consisted of midstream assets in the Marcellus Shale region.  These assets were not part of our equity method investment in Appalachia Midstream. The net proceeds equaled our basis in the assets; thus, no gain or loss was recognized as a result of the sale.

The large majority of our assets in the Marcellus Shale are accounted for as equity investments and included in income from unconsolidated affiliates. See further discussion below under “Income from Unconsolidated Affiliates” in this section of Marcellus Shale results of operations.

Income from Unconsolidated Affiliates.  We own an approximate average 47 percent interest in 10 gas gathering systems in the Marcellus Shale region in Pennsylvania and West Virginia. The remaining average 53 percent interests in these assets are owned primarily by Statoil, Anadarko, Epsilon and Mitsui. Income from unconsolidated affiliates for the Appalachia Midstream assets was $40.7 million and $34.5 million for the Current Quarter and Prior Quarter, respectively.  Revenues (net to our interest) for the Current Quarter and Prior Quarter were $68.7 million and $58.3 million, respectively.   The net increase was the result of throughput growth and increased drilling by our producer customers in the Marcellus Shale as well as increased construction activity where we invested $289.7 million of capital in 2013. Operating expenses for the Current Quarter and Prior Quarter were $11.3 million and $8.2 million, respectively.  The increase in operating expenses is consistent with the increase in revenues in the Marcellus region.  The margin for these assets is strong as a result of lower operating expenses than in many other regions of the United States. These lower operating expenses are primarily due to high reservoir pressures that reduce the need for compression in the transportation of commodities.  We expect our margin in the Marcellus Shale to remain strong; however, we could experience a slight decrease in our margin over time as the need for additional compression increases. The following table summarizes the results of the Appalachia Midstream assets (net to our interest) for the Current Quarter and Prior Quarter:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Revenues ($ in thousands)	$68,692	$58,261
Throughput (Bcf)	107.1	89.0
Operating expenses ($ in thousands)	$11,324	$8,203
Expenses ($ per Mcf)	0.11	0.09

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

Revenues. Our Current Quarter revenues in the Niobrara totaled $5.6 million compared to $2.4 million in the Prior Quarter, an increase of $3.2 million.  The increase in throughput resulted primarily from a $3.4 million increase in revenue offset by a fee redetermination decrease effective January 1, 2014.  We continue to invest significant capital in this region and expect to connect a significant number of wells to our gathering systems that will drive volume growth in future periods.

Operating Expenses. For the Current Quarter, operating expenses totaled $3.0 million, or $0.75 per Mcf compared to $1.9 million, or $1.12 per Mcf during the Prior Quarter. Operating expenses are expected to increase throughout 2014 as construction activity increases and we prepare to provide additional gathering and processing services in this region in future periods.  The most significant operating expenses in this region are compression costs and compensation.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $1.5 million compared to $1.2 million during the Prior Quarter.  The increase was due to capital expenditures made in this region during 2014 and 2013.

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

Revenues. Our Current Quarter revenues in the Utica totaled $33.9 million compared to $7.2 million in the Prior Quarter, an increase of $26.7 million.  The growth is primarily the result of increased throughput due to increased drilling and compression activity which resulted in a $24.2 million increase in revenue.

Operating Expenses. For the Current Quarter, operating expenses totaled $11.8 million, or $0.27 per Mcf compared to $2.3 million, or $0.23 per Mcf during the Prior Quarter. The increase in operating expenses is primarily a result of the increase in operating activity in the Utica Shale region.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $5.4 million compared to $2.3 million during the Prior Quarter. The increase was due to capital expenditures made in this region during 2014 and 2013.

Income from unconsolidated affiliates. For the Current Quarter and the Prior Quarter, income (loss) from unconsolidated affiliates was $4.6 million and $(0.9) million, respectively.

Mid-Continent

Revenues. For the Current Quarter, Mid-Continent revenues totaled $52.6 million compared to $44.8 million in the Prior Quarter, an increase of $7.8 million, or 17.5 percent.  This increase was caused primarily by a 2.5 percent annual rate increase and a 15 percent increase in fees as a result of rate redetermination, both effective January 1, 2014, offset by a 7.1 percent decrease in throughput.

Operating Expenses. For the Current Quarter, operating expenses were $19.4 million, or $0.38 per Mcf compared to $17.0 million, or $0.31 per Mcf during the Prior Quarter. The increase occurred across most operating costs in this region as a result of our increased activity driven by greater drilling activity in this liquids-rich region by our producer customers.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $10.8 million compared to $8.2 million during the Prior Quarter. The increase was due to capital expenditures made in this region during 2014 and 2013.

Income from unconsolidated affiliates. We own a 33.33 percent equity interest in Ranch Westex JV LLC, which we own jointly with Regency Energy Partners, LP and Anadarko Pecos Midstream LLC. For the Current Quarter and the Prior Quarter, income from unconsolidated affiliates was $2.8 million and $0.2 million, respectively.

Corporate

Operating Expenses. For the Current Quarter, operating expenses were $12.0 million compared to $13.4 million during the Prior Quarter. The decrease in operating expenses resulted from a decrease in ad valorem taxes as a result of 2014 reassessments and most other operating costs as we focused our operating growth in the other segments.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $8.5 million compared to $3.4 million during the Prior Quarter. The increase in depreciation expense is a result of capital expenditures to back office infrastructure made in 2014 and 2013.

General and Administrative Expense. During the Current Quarter, general and administrative expenses were $37.3 million compared to $25.1 million during the Prior Quarter. This increase is primarily attributable to an increase in contract labor of $1.4 million and compensation of $8.1 million, which was primarily a result of increased equity compensation due to an increase in our unit price.

Interest Expense. Interest expense was $42.9 million for the Current Quarter compared to $27.7 million for the Prior Quarter. These amounts were net of $9.8 million and $10.2 million of capitalized interest during the Current Quarter and the Prior Quarter, respectively. The increase is related to interest expense on the 2021 Notes and 2024 Notes issued in August 2013 and March 2014, respectively.  Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

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

Results of Operations – Six Months Ended June 30, 2014 versus June 30, 2013

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the six months ended June 30, 2014 (the “Current Period”) and the six months ended June 30, 2013 (the “Prior Period”):

	Six Months Ended June 30,
	2014	2013	% Change(4)
	($ in thousands, except operational data)
Revenues(1)	$570,012	$484,201	17.7%
Operating expenses	190,436	165,607	15.0
Depreciation and amortization expense	175,520	138,519	26.7
General and administrative expense	71,437	48,823	46.3
Other operating expense	1,488	1,983	(25.0)
Total operating expenses	438,881	354,932	23.7
Operating income	131,131	129,269	1.4
Income from unconsolidated affiliates	90,941	58,753	54.8
Interest expense	(81,476)	(54,794)	48.7
Other income	590	395	49.4
Income before income tax expense	141,186	133,623	5.7
Income tax expense	3,189	2,500	27.6
Net income	137,997	131,123	5.2
Net income attributable to noncontrolling interests	9,465	2,372	N.M.
Net income attributable to Access Midstream Partners, L.P.	$128,532	$128,751	N.M.
Key Performance Metrics:
Adjusted EBITDA(2)	$525,236	$391,024	34.3
Distributable cash flow(2)	$379,673	$283,317	34.0
Operational Data(3):
Throughput, Bcf per day	3.873	3.607	7.4
Miles of pipe at end of period	6,495	6,379	1.8
Gas compression (horsepower) at end of period	623,896	472,817	(32.0)
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

The following tables reflect the Partnership’s revenues, throughput, operating expenses and operating expenses per Mcf of throughput by segment for the six months ended June 30, 2014 and 2013 (please note that revenue and operating expenses related to our equity investments (primarily in the Marcellus Shale region) are excluded from the tables below as the financial results for our equity investments are reported separately. Please read “Income from Unconsolidated Affiliates” in this Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Six Months Ended June 30,
	2014	2013	% Change(2)
	($ In thousands, except percentages and throughput data)
Revenues(1):
Barnett Shale	$171,606	$183,468	(6.5)%
Eagle Ford Shale	162,106	125,711	29.0
Haynesville Shale	56,533	64,095	(11.8)
Marcellus Shale	5,301	7,741	(31.5)
Niobrara Shale	12,089	4,733	N.M.
Utica Shale	58,473	12,734	N.M.
Mid-Continent	103,904	85,719	21.2
	$570,012	$484,201	17.7%
Throughput (bcf)(1):
Barnett Shale	171.8	189.1	(9.1)%
Eagle Ford Shale	50.6	44.0	15.0
Haynesville Shale	105.6	132.5	(20.3)
Marcellus Shale	216.4	168.3	28.6
Niobrara Shale	4.4	1.8	N.M.
Utica Shale	50.1	11.6	N.M.
Mid-Continent	102.2	105.6	(3.2)
	701.1	652.9	7.4%
Operating Expenses(1):
Barnett Shale	$47,758	$47,902	(0.3)%
Eagle Ford Shale	31,347	29,351	6.8
Haynesville Shale	21,076	20,424	3.2
Marcellus Shale	3,113	2,795	11.4
Niobrara Shale	5,295	3,490	51.7
Utica Shale	20,223	4,815	N.M.
Mid-Continent	37,351	35,179	6.2
Corporate	24,273	21,651	12.1
	$190,436	$165,607	15.0%
Expenses ($ per mcf):
Barnett Shale	$0.28	$0.25	12.0%
Eagle Ford Shale	0.62	0.67	(7.5)
Haynesville Shale	0.20	0.15	33.3
Marcellus Shale	2.22	0.93	N.M.
Niobrara Shale	0.60	1.01	40.6
Utica Shale	0.27	0.28	3.6
Mid-Continent	0.37	0.33	12.1
Corporate	—	—	—
	$0.37	$0.33	12.1%
(1)	Throughput in all regions represents the net throughput allocated to the Partnership’s interest. Revenues and expenses presented above reflect only consolidated results of operations.
(2)	N.M. – not meaningful

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

Barnett Shale

Revenues. For the Current Period, Barnett Shale revenues totaled $171.6 million compared to $183.5 million in the Prior Period, a decrease of $11.9 million, or 6.5 percent. A decrease in throughput due to decreased drilling activity resulted in an $16.8 million decrease in revenue which was partially offset by an annual fixed fee rate escalation of two percent on January 1, 2014. Because throughput in the Barnett Shale during the Current Period was significantly below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2014 fourth quarter. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $59.0 million in the Current Period based on the projected full year volume shortfall.

Operating Expenses. For the Current Period, operating expenses were $47.8 million, or $0.28 per Mcf, compared to $47.9 million, or $0.25 per Mcf, during the Prior Period.  Total operating expenses remained flat due to an increase in ad valorem taxes, which was a result of capital investment in the Barnett Shale region in 2013, offsetting a decrease in compression expense. While total operating costs remained consistent, operating expense per Mcf has increased due to both decreased drilling activity in the region caused by the low natural gas price environment and the natural decline of existing wells.

Depreciation and Amortization Expense. For the Current Period and the Prior Period, depreciation expense was $50.4 million and $47.9 million, respectively. The increase was due to capital expenditures made in this region during 2014 and 2013.

Eagle Ford Shale

Revenues. For the Current Period, revenues in the Eagle Ford totaled $162.1 million compared to $125.7 million in the Prior Period, an increase of $36.4 million, or 29.0 percent. The increase in revenues was primarily attributable to a 15.0 percent increase in throughput, a contractual increase in fees and additional services provided in this region.

Operating Expenses. For the Current Period, operating expenses totaled $31.3 million or $0.62 per Mcf, compared to $29.4 million, or $0.67 per Mcf, during the Prior Period. The most significant operating expenses in this region are compression and compensation costs, which both increased from the Prior Period due to increased activity in this region.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $30.8 million compared to $23.5 million during the Prior Period. The increase was due to capital expenditures made in this region during 2014 and 2013.

Haynesville Shale

Revenues. For the Current Period, Haynesville Shale revenues totaled $56.5 million compared to $64.1 million in the Prior Period, a decrease of $7.6 million, or 11.8 percent. A decrease in throughput due to a decrease in drilling activity by Chesapeake resulted in a $12.6 million decrease in revenue which was partially offset by an annual rate escalation of 2.5 percent, and in the Springridge gathering system only, rate redetermination of 15 percent, both effective January 1, 2014.  Because throughput in the Haynesville Shale during the Current Period was below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2014 fourth quarter.  The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year.  If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $8.0 million in the Current Period based on the projected full year volume shortfall.

Operating Expenses. For the Current Period, operating expenses were $21.1 million, or $0.20 per Mcf compared to $20.4 million, or $0.15 per Mcf during the Prior Period. The increase in operating expenses is primarily a result of increased ad valorem taxes due to reassessments on the properties for 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $40.9 million compared to $38.8 million during the Prior Period. The increase relates almost entirely to depreciation of our operating assets in this region.

Marcellus Shale

On September 4, 2013 we sold Mid-Atlantic Gas Services, L.L.C. (“Mid-Atlantic”) to Chesapeake for net proceeds of $32.9 million.  Mid-Atlantic was acquired in December 2012 and consisted of midstream assets in the Marcellus Shale region.  These assets were not part of our equity method investment in Appalachia Midstream. The net proceeds equaled our basis in the assets; thus, no gain or loss was recognized as a result of the sale.

The large majority of our assets in the Marcellus Shale are accounted for as equity investments and included in income from unconsolidated affiliates. See further discussion below under “Income from Unconsolidated Affiliates” in this section of Marcellus Shale results of operations.

Income from Unconsolidated Affiliates.  We own an approximate average 47 percent interest in 10 gas gathering systems in the Marcellus Shale region in Pennsylvania and West Virginia. The remaining average 53 percent interests in these assets are owned primarily by Statoil, Anadarko, Epsilon and Mitsui. Income from unconsolidated affiliates for the Appalachia Midstream assets was $81.2 million and $59.7 million for the Current Period and Prior Period, respectively.  Revenues (net to our interest) for the Current Period and Prior Period were $137.0 million and $104.3 million, respectively.   The net increase was the result of throughput growth and increased drilling by our producer customers in the Marcellus Shale as well as increased construction activity where we invested $289.7 million of capital in 2013. Operating expenses for the Current Period and Prior Period were $20.3 million and $14.9 million, respectively.  The increase in operating expenses is consistent with the increase in revenues in the Marcellus region.  The margin for these assets is strong as a result of lower operating expenses than in many other regions of the United States. These lower operating expenses are primarily due to high reservoir pressures that reduce the need for compression in the transportation of commodities.  We expect our margin in the Marcellus Shale to remain strong; however, we could experience a slight decrease in our margin over time as the need for additional compression increases. The following table summarizes the results of the Appalachia Midstream assets (net to our interest) for the Current Period and Prior Period:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenues ($ in thousands)	$137,025	$104,283
Throughput (Bcf)	215.0	165.4
Operating expenses ($ in thousands)	$20,320	$14,909
Expenses ($ per Mcf)	0.09	0.09

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

Revenues. Our Current Period revenues in the Niobrara totaled $12.1 million compared to $4.7 million in the Prior Period, an increase of $7.4 million.  The increase in throughput resulted primarily from a $7.4 million increase in revenue offset by a fee redetermination decrease effective January 1, 2014. We continue to invest significant capital in this region and expect to connect a significant number of wells to our gathering systems that will drive volume growth in future periods.

Operating Expenses. For the Current Period, operating expenses totaled $5.3 million, or $0.60 per Mcf compared to $3.5 million, or $1.01 per Mcf during the Prior Period. Operating expenses are expected to increase throughout 2014 as construction activity increases and we prepare to provide additional gathering and processing services in this region in future periods.  The most significant operating expenses in this region are compression costs and compensation.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $2.9 million compared to $1.9 million during the Prior Period.  The increase was due to capital expenditures made in this region during 2014 and 2013.

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

Revenues. Our Current Period revenues in the Utica totaled $58.5 million compared to $12.7 million in the Prior Period, an increase of $45.8 million.  The growth is primarily the result of increased throughput due to increased drilling and compression activity which resulted in a $44.0 million increase in revenue.

Operating Expenses. For the Current Period, operating expenses totaled $20.2 million, or $0.27 per Mcf compared to $4.8 million, or $0.28 per Mcf during the Prior Period. The increase in operating expenses is primarily a result of the increase in operating activity in the Utica Shale region.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $9.4 million compared to $3.5 million during the Prior Period. The increase was due to capital expenditures made in this region during 2014 and 2013.

Income from unconsolidated affiliates. For the Current Period and the Prior Period, income (loss) from unconsolidated affiliates was $5.1 million and $(1.1) million, respectively.

Mid-Continent

Revenues. For the Current Period, Mid-Continent revenues totaled $103.9 million compared to $85.7 million in the Prior Period, an increase of $18.2 million, or 21.2 percent.  This increase was caused primarily by a 2.5 percent annual rate increase and a 15 percent increase in fees as a result of rate redetermination, both effective January 1, 2014, offset by a 3.2 decrease in throughput.

Operating Expenses. For the Current Period, operating expenses were $37.4 million, or $0.37 per Mcf compared to $35.2 million, or $0.33 per Mcf during the Prior Period. The increase occurred across all operating costs in this region as we continue to experience increased drilling activity in this liquids-rich region by our producer customers.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $21.4 million compared to $16.8 million during the Prior Period. The increase was due to capital expenditures made in this region during 2014 and 2013.

Income from unconsolidated affiliates. We own a 33.33 percent equity interest in Ranch Westex JV LLC, which we own jointly with Regency Energy Partners, LP and Anadarko Pecos Midstream LLC. For the Current Period and the Prior Period, income from unconsolidated affiliates was $4.6 million and $0.1 million, respectively.

Corporate

Operating Expenses. For the Current Period, operating expenses were $24.3 million compared to $21.7 million during the Prior Period. The increase in operating expenses was due to an increase in compensation of $5.1 million from additional technical resources to support our growth and a decrease in ad valorem taxes due to 2014 reassessments.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $16.5 million compared to $6.1 million during the Prior Period. The increase in depreciation expense is a result of capital expenditures to back office infrastructure made in 2014 and 2013.

General and Administrative Expense. During the Current Period, general and administrative expenses were $71.4 million compared to $48.8 million during the Prior Period. This increase is primarily attributable to an increase in contract labor of $3.2 million and compensation of $14.6 million, which was primarily a result of increased equity compensation due to an increase in our unit price.

Interest Expense. Interest expense was $81.5 million for the Current Period compared to $54.8 million for the Prior Period. These amounts were net of $19.9 million of capitalized interest during both the Current Period and the Prior Period. The increase is related to interest expense on the 2021 Notes and 2024 Notes issued in August 2013 and March 2014, respectively.  Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

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

Working Capital (Deficit). Working capital is defined as the amount by which current assets exceed current liabilities, is an indication of liquidity and the potential need for short-term funding. As of June 30, 2014, we had a working capital deficit of $92.9 million and as of December 31, 2013, we had a working capital deficit of $48.5 million.

Cash Flows. Net cash provided by (used in) operating activities, investing activities and financing activities of the Partnership for the six months ended June 30, 2014 and June 30, 2013, were as follows:

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$462,761	$217,580
Investing activities	$(886,462)	$(777,608)
Financing activities	$443,147	$513,057

Operating Activities. Net cash provided by operating activities was $462.8 million for the Current Period compared to $217.6 million during the Prior Period. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, amortization and gains or losses on the sales of fixed assets. The increase was primarily attributable to distributions of earnings received from our unconsolidated affiliates and the timing impacts on our working capital accounts.  Please read “Results of Operations” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Investing Activities. Net cash used in investing activities for the Current Period increased $108.9 million compared to the Prior Period. Approximately $886.5 million was used in investing activities during 2014. This amount included approximately $521.2 million in additions to property, plant and equipment, $159.2 million in the purchase of compression assets and $220.4 million in additions to our investments in unconsolidated affiliates.

Financing Activities. Net cash provided by financing activities decreased $69.9 million for the Current Period as compared to the Prior Period. This decrease was primarily attributable to an increase in payments on long-term borrowings offset by the issuance of senior notes during 2014.

Sources of Liquidity

At June 30, 2014, our sources of liquidity included:

•	cash on hand;
•	cash generated from operations;
•	borrowings availability under our revolving credit facility; and
•	capital raised through debt and equity markets.

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

Revolving Credit Facility

On May 13, 2013, we amended and restated our existing senior secured revolving credit facility. The amended and restated revolving credit facility matures in May 2018 and includes aggregate revolving commitments of $1.75 billion, including a sub-limit of $100.0 million for same-day swing line advances and a sub-limit of $200.0 million for letters of credit. In addition, the revolving credit facility’s accordion feature allows us to increase the available borrowing capacity under the facility up to $2.0 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the revolving credit facility.  As of June 30, 2014, we had approximately $150.0 million of borrowings outstanding under our revolving credit facility. As of December 31, 2013, we had approximately $343.5 million of borrowings outstanding under our revolving credit facility.

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

The revolving credit facility agreement contains certain negative covenants that (i) limit our ability, as well as the ability of certain of our subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require us to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for us to maintain the EBITDA to interest expense ratio and allows for us to release all collateral securing the revolving credit facility if we reach investment grade status. The revolving credit facility agreement also requires us to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after we have released all collateral upon achieving investment grade status). We were in compliance with all covenants under the agreement at June 30, 2014 and December 31, 2013.

Senior Notes

On March 7, 2014, we and ACMP Finance Corp., a wholly owned subsidiary of Access MLP Operating, L.L.C., completed a public offering of $750 million in aggregate principal amount of 4.875 percent senior notes due 2024 (the “2024 Notes”). We used a portion of the net proceeds to repay borrowings outstanding under our revolving credit facility, including amounts incurred to fund the purchase price of and certain expenses related to our purchase of compression assets from MidCon, and for general partnership purposes, including funding working capital and our capital expenditure program. Debt issuance costs of $8.8 million are being amortized over the life of the 2024 Notes.

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

Equity Issuances

On August 2, 2013, we entered into an Equity Distribution Agreement (“ATM”) under which it may offer and sell common units, in amounts, at prices and on terms to be determined by market conditions and other factors, having an aggregate market value of up to $300 million. We are under no obligation to issue equity under the ATM. During the three-month period ended June 30, 2014, we sold an aggregate of 772,819 common units under the ATM for net proceeds of approximately $44.6 million, net of approximately $0.4 million in commissions, plus an approximate $0.9 million capital contribution from our general partner to maintain its two percent general partner interest. During the six-month period ended June 30, 2014, we sold an aggregate of 909,219 common units under the ATM for net proceeds of approximately $52.2 million, net of approximately $0.5 million in commissions, plus an approximate $1.0 million capital contribution from our general partner to maintain its two percent general partner interest.  We used the proceeds for general partnership purposes.

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

For the Current Period, growth capital expenditures totaled $574.8 million and maintenance capital expenditures totaled $65.0 million.  Current Period capital expenditures included $222.8 million for our share of capital expenditures in entities accounted for as equity investments.  Our future capital expenditures may vary significantly from budgeted amounts and from period to period based on the investment opportunities that become available to us.

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

Distributions

	Declaration Date	Record Date	Distribution Date	Distribution Declared	Total Cash Distribution
2014					($ in thousands)
Second quarter	July 18, 2014	August 7, 2014	August 14, 2014	$0.5950	$138,469
First quarter	April 24, 2014	May 8, 2014	May 15, 2014	0.5750	129,993

2013
Fourth quarter	January 24, 2014	February 7, 2014	February 14, 2014	$0.5550	$122,131
Third quarter	October 25, 2013	November 7, 2013	November 14, 2013	0.5350	113,910
Second quarter	July 24, 2013	August 7, 2013	August 14, 2013	0.4850	97,780
First quarter	April 24, 2013	May 8, 2013	May 15, 2013	0.4675	93,358

Off-Balance Sheet Arrangements of Debt or Other Commitments

We have various other commitments which are disclosed in Note 7 (Commitments and Contingencies) and Note 8 (Fair Value Measures) of Note to Condensed Consolidated Financial Statements.  We do not believe these commitments will prevent us from meeting our liquidity needs.

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

Forward-Looking Statements

Certain statements and information in this quarterly report on Form 10-Q may constitute forward-looking statements. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our dependence on Chesapeake, Total, Mitsui, Anadarko and Statoil for a majority of our revenues;
•	the impact on our growth strategy and ability to increase cash distributions if producers do not increase the volume of natural gas they provide to our gathering systems or processing facilities;
•	oil and natural gas realized prices;
•	the termination of our gas gathering agreements;
•	the availability, terms and effects of acquisitions;
•	our potential inability to maintain existing distribution amounts or pay the minimum quarterly distribution to our unitholders;
•	the limitations that our level of indebtedness may have on our financial flexibility;
•	our ability to obtain new sources of natural gas, which is dependent on factors largely beyond our control;
•	the availability of capital resources to fund capital expenditures and other contractual obligations, and our ability to access those resources through the debt or equity capital markets;
•	competitive conditions;
•	the unavailability of third-party pipelines interconnected to our gathering systems or the potential that the volumes we gather do not meet the quality requirement of such pipelines;
•	new asset construction may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks;
•	our exposure to direct commodity price risk may increase in the future;
•	our ability to maintain and/or obtain rights to operate our assets on land owned by third parties;
•	hazards and operational risks that may not be fully covered by insurance;
•	our dependence on Exterran Partners, L.P. (“Exterran”) for a significant portion of our compression capacity;
•	our lack of industry diversification; and
•

legislative or regulatory changes, including changes in environmental regulations, environmental risks, regulations by the Federal Energy Regulatory Commission and liability under federal and state environmental laws and regulations.

Other factors that could cause our actual results to differ from our projected results are described under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, as amended, and in Part II, “Item 1A. Risk Factors” in this quarterly report on Form 10-Q and in our other reports and registration statements filed from time to time with the SEC.

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

ITEM 4. Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2014.

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no significant changes or updates to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, except as follows:

The announcement of the proposed merger with Williams Partners could materially adversely affect our future business and operations or result in a loss of our employees.

In connection with the announcement of the proposed merger with Williams Partners, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the merger, which could negatively impact our revenues, earnings and cash flows, as well as the market prices of our common units, regardless of whether the merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following completion of the merger, which may materially adversely affect the ability of us to attract and retain key employees.

The proposed merger with Williams Partners may not be approved by the conflicts committee of each partnership’s board of directors or each partnership’s board of directors, or the terms on which such approval might be granted may differ from the initially proposed terms.

The proposed merger is subject to approval by the conflicts committee of each partnership’s board of directors, as well as each partnership’s board of directors. In connection with obtaining such approvals, the terms of the proposed merger, including the consideration to be paid in the proposed merger, will be subject to negotiation with each partnership’s conflicts committee. Either partnership’s respective conflicts committee or board of directors may not approve the proposed merger or, if such approval is granted, the terms on which the proposed merger is approved may be significantly different than the initially proposed terms. Further, the market prices of our common units and William Partners’ common units could fluctuate significantly following the announcement of a definitive agreement with respect to the proposed merger.

The successful execution of the integration strategy following the consummation of the proposed merger will involve considerable risks and may not be successful.

If the proposed merger is consummated, the success of the proposed merger would depend, in part, on the ability of the combined company to benefit from the combination of our business with the business of Williams Partners. Realizing benefits from the proposed merger would depend in part on the integration of assets, operations, functions and personnel while maintaining adequate focus on the core businesses of the combined company. Any cost savings, economies of scale, enhanced liquidity or other operational efficiencies, as well as revenue enhancement opportunities anticipated from the combination of us and Williams Partners, or other synergies, may not occur.

Williams, through its ownership of Access Midstream Ventures, L.L.C. (“Access Midstream Ventures”), indirectly owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Williams and Access Midstream Ventures, have conflicts of interest with us and limited duties, and they may favor their own interests to the detriment of us and our common unitholders.

Access Midstream Ventures, which is owned and controlled by Williams, owns and controls our general partner and appoints all of the officers and directors of our general partner, some of whom are also officers and directors of Williams and Access Midstream Ventures. Although our general partner has a contractual duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to its owner, Access Midstream Ventures. Conflicts of interest will arise between Williams, Access Midstream Ventures and our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Williams and/or Access Midstream Ventures over our interests and the interests of our common unitholders. These conflicts include the following situations, among others:

•

Neither our partnership agreement nor any other agreement requires Williams or Access Midstream Ventures to pursue a business strategy that favors us. For example, Williams is not a party to any agreement that prohibits it from competing against us in our gas gathering and processing operations and for gathering, processing and acquisition opportunities. It is possible that Williams could preclude us from pursuing opportunities in which Williams has a competitive interest.

•	Our general partner is allowed to take into account the interests of parties other than us, such as Williams or Access Midstream Ventures, in resolving conflicts of interest.
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

As of July 1, 2014, Williams held an aggregate of approximately 88.9 million common units and approximately 12.7 million Class B units. After the record date for the distribution on common units for the fiscal quarter ending December 31, 2014, each Class B unit will become convertible into a common unit on a one-for-one basis at the option of either us or the holder thereof. Additionally, we have agreed to provide Williams with certain registration rights with respect to its units. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with public offerings under the our Equity Distribution Agreement during the fourth quarter of 2013 and the first quarter of 2014, our general partner made additional capital contributions to us of $1.0 million on February 14, 2014 and $0.1 million on May 15, 2014, respectively, to maintain its two percent interest in us. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.1	First Amendment to Chesapeake Midstream Long-Term Incentive Plan, dated effective as of July 1, 2014.	8-K	001-34831	10.1	07/02/2014
10.2	Form of Restricted Phantom Unit Award Agreement.	8-K	001-34831	10.1	07/07/2014
31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESS MIDSTREAM PARTNERS, L.P.
By: Access Midstream Partners GP, L.L.C., its general partner

Date:	July 30, 2014	By:	/s/ J. MIKE STICE
J. Mike Stice
Chief Executive Officer

Date:	July 30, 2014	By:	/s/ DAVID C. SHIELS
David C. Shiels
Chief Financial Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.1	First Amendment to Chesapeake Midstream Long-Term Incentive Plan, dated effective as of July 1, 2014.	8-K	001-34831	10.1	07/02/2014
10.2	Form of Restricted Phantom Unit Award Agreement.	8-K	001-34831	10.1	07/07/2014
31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X