Form 10-Q
period 2014-09-30
ACCESS MIDSTREAM PARTNERS LP
filed 2014-10-30
CIK 1483096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

As of October 24, 2014, the registrant had 190,795,199 common units outstanding.

ACCESS MIDSTREAM PARTNERS, L.P.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
	($ in thousands)
ASSETS
Current assets
Cash and cash equivalents	$27,861	$17,229
Accounts receivable	210,379	222,409
Prepaid expenses	17,723	10,182
Other current assets	9,507	8,111
Total current assets	265,470	257,931

Property, plant and equipment
Gathering systems	6,609,159	5,974,940
Other fixed assets	380,102	175,411
Less: Accumulated depreciation	(1,050,129)	(859,551)
Total property, plant and equipment, net	5,939,132	5,290,800
Investments in unconsolidated affiliates	2,177,899	1,936,603
Intangible customer relationships, net	354,558	372,391
Deferred loan costs, net	61,879	59,721
Total assets	$8,798,938	$7,917,446
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
Accounts payable	$63,578	$37,520
Accrued liabilities	230,970	268,952
Total current liabilities	294,548	306,472

Long-term liabilities
Long-term debt	4,120,728	3,249,230
Other liabilities	18,856	8,954
Total long-term liabilities	4,139,584	3,258,184

Commitments and contingencies (Note 7)
Partners' capital
Common units (190,795,199 and 177,801,147 issued and outstanding at at September 30, 2014 and December 31, 2013, respectively)	3,477,333	3,343,145
Class B units (12,800,906 and 12,424,358 issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	345,939	318,472
Class C units (zero and 11,199,268 issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	-	322,896
General partner interest	123,726	114,393
Total partners' capital attributable to Access Midstream Partners, L.P.	3,946,998	4,098,906
Noncontrolling interest	417,808	253,884
Total partners' capital	4,364,806	4,352,790
Total liabilities and partners' capital	$8,798,938	$7,917,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	($ in thousands, except per unit data)

Revenues	$313,849	$260,943	$883,861	$745,144

Operating expenses
Operating expenses	116,652	83,533	307,088	249,140
Depreciation and amortization expense	66,454	77,086	241,974	215,605
General and administrative expense	84,657	24,470	156,094	73,293
Other operating expense (income)	2,799	(239)	4,287	1,744

Total operating expenses	270,562	184,850	709,443	539,782

Operating income	43,287	76,093	174,418	205,362

Other income (expense)
Income from unconsolidated affiliates	53,067	32,835	144,008	91,588
Interest expense	(44,353)	(28,600)	(125,829)	(83,394)
Other income	212	236	802	631

Income before income tax expense	52,213	80,564	193,399	214,187
Income tax expense	311	1,353	3,500	3,853

Net income	51,902	79,211	189,899	210,334
Net income attributable to noncontrolling interests	10,684	994	20,149	3,366

Net income attributable to Access Midstream Partners, L.P.	$41,218	$78,217	$169,750	$206,968

Limited partner interest in net income
Net income attributable to Access Midstream Partners, L.P.	$41,218	$78,217	$169,750	$206,968
Less general partner interest in net income	(26,666)	(12,591)	(69,808)	(23,378)
Limited partner interest in net income	$14,552	$65,626	$99,942	$183,590

Net income per limited partner unit - basic and diluted
Common units	$0.03	$0.22	$0.36	$0.54
Subordinated units	$-	$0.33	$-	$0.93

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	($ in thousands)
Cash flows from operating activities
Net income	$189,899	$210,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,974	215,605
Income from unconsolidated affiliates	(144,008)	(91,588)
Other non-cash items	29,242	8,781
Distribution of earnings received from unconsolidated affiliates	206,108	4,737
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	19,782	(42,218)
(Increase) decrease in other assets	(5,847)	1,721
Increase (decrease) in accounts payable	22,945	(12,595)
(Decrease) increase in accrued liabilities	(26,760)	63,229
Net cash provided by operating activities	533,335	358,006

Cash flows from investing activities
Additions to property, plant and equipment	(767,876)	(811,111)
Purchase of compression assets	(159,210)	-
Investments in unconsolidated affiliates	(286,267)	(425,298)
Proceeds from sale of assets	21,190	72,408
Net cash used in investing activities	(1,192,163)	(1,164,001)

Cash flows from financing activities
Proceeds from long-term borrowings	1,881,771	1,445,500
Payments on long-term debt borrowings	(1,759,771)	(1,340,700)
Proceeds from issuance of common units	52,155	399,812
Proceeds from issuance of senior notes	750,000	414,094
Distributions to unitholders	(390,615)	(275,199)
Capital contributions from noncontrolling interests	143,775	120,594
Payments on capital lease obligations	(2,591)	-
Debt issuance costs	(8,929)	(11,735)
Other	3,665	8,598
Net cash provided by financing activities	669,460	760,964

Net increase (decrease) in cash and cash equivalents	10,632	(45,031)
Cash and cash equivalents, beginning of period	17,229	64,994

Cash and cash equivalents, end of period	$27,861	$19,963

Supplemental disclosure of non-cash investing activities
Changes in accounts payable and other liabilities related to purchases of property, plant and equipment	$25,762	$(8,858)
Changes in other liabilities related to asset retirement obligations	$6,951	$(1,632)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Partners' Equity
	Limited Partners				Non-
				General	controlling
	Common	Class B	Class C	Partner	interest	Total
($ in thousands)
Balance at December 31, 2013	$3,343,145	$318,472	$322,896	$114,393	$253,884	$4,352,790
Net income	92,563	6,204	1,175	69,808	20,149	189,899
Distribution to unitholders	(321,295)	-	(6,215)	(63,105)	-	(390,615)
Conversion of Class C units to common units	321,151	-	(321,151)	-	-	-
Contributions from noncontrolling interest owners	-	-	-	-	143,775	143,775
Non-cash equity based compensation	14,172	-	-	-	-	14,172
Issuance of general partner interests	-	-	-	2,630	-	2,630
Issuance of common units	52,155	-	-	-	-	52,155
Beneficial conversion feature of Class B units	(1,317)	1,317	-	-	-	-
Amortization of beneficial conversion feature of Class B and Class C units	(23,241)	19,946	3,295	-	-	-
Balance at September 30, 2014	$3,477,333	$345,939	$-	$123,726	$417,808	$4,364,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Organization

Access Midstream Partners, L.P. (the “Partnership”), a Delaware limited partnership formed in January 2010, is principally focused on natural gas gathering, the first segment of midstream energy infrastructure that connects natural gas produced at the wellhead to third-party takeaway pipelines. The Partnership is one of the industry’s largest gathering and processing master limited partnership as measured by throughput volume. The Partnership’s assets are located in Arkansas, Kansas, Louisiana, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia and Wyoming. The Partnership provides gathering, treating and compression services to Chesapeake Energy Corporation (“Chesapeake”), Total Gas and Power North America, Inc. and Total E&P USA, Inc., a wholly owned subsidiary of Total, S.A. (“Total”), Statoil ASA (“Statoil”), Anadarko Petroleum Corporation (“Anadarko”), Mitsui & Co., Ltd. (“Mitsui”) and other producers under long-term, fixed-fee contracts.

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

On July 1, 2014, Williams acquired all of the interests in the Partnership and Access Midstream Ventures, L.L.C., the sole member of Access Midstream Partners GP, L.L.C. (the “General Partner”), that were owned by the GIP II Entities (the “Williams Acquisition”).  As a result of the Williams Acquisition, Williams owns 100.0 percent of the General Partner.  The GIP II Entities no longer have any ownership interest in the Partnership or the General Partner.  At September 30, 2014, Williams held 4,155,023 notional general partner units representing a 2.0 percent general partner interest in the Partnership, 100 percent of the Partnership’s incentive distribution rights, 88,880,056 common units and 12,800,906 Class B units.  At September 30, 2014, Williams’ ownership represented an aggregate 48.9 percent limited partner interest in the Partnership. The public held 101,915,143 common units, representing a 49.1 percent limited partner interest in the Partnership.

As a result of the Williams Acquisition, both components of the Management Incentive Compensation Plan and all of the equity awards previously outstanding under the Long-Term Incentive Plan vested on July 1, 2014.  In addition, on July 16, 2014, the Partnership issued cash and equity retention awards to certain key employees that have various vesting periods between one and four years.  Total compensation expense as a result of these transaction related costs for the three month period ended September 30, 2014 was approximately $96.0 million.

Proposed Merger with Williams Partners L.P.

On October 26, 2014, the Partnership announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the General Partner, Williams Partners L.P., a Delaware limited partnership (“Williams Partners”), Williams Partners GP LLC (“WPZ General Partner” and, together with Williams Partners, the “WPZ Parties”), and VHMS LLC (“Merger Sub” and, together with the Partnership and the General Partner, the “ACMP Parties”). Pursuant to the Merger Agreement, (1) Merger Sub, a direct wholly owned subsidiary of the Partnership, will be merged with and into Williams Partners, with Williams Partners being the surviving limited partnership (the “Merger”), and (2) WPZ General Partner will be merged with and into the General Partner, with the General Partner being the surviving limited liability company (the “GP Merger”).

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the terms of the Merger Agreement, (i) each outstanding common unit representing limited partner interests in Williams Partners (“WPZ Common Units”) that is held by a unitholder other than Williams, Williams Gas Pipeline Company, LLC (“Williams Gas Pipeline”) and their respective subsidiaries (collectively, other than the Partnership and its subsidiaries and Williams Partners and its subsidiaries, the “Williams Parties”) will be converted into the right to receive 0.86672 newly issued common units of the Partnership (“ACMP Common Units” and such exchange ratio, the “Public Exchange Ratio”) and (ii) each outstanding WPZ Common Unit held by the Williams Parties will be converted into the right to receive 0.80036 ACMP Common Units (the “Williams Parties Exchange Ratio” and, together with the Public Exchange Ratio, the “Exchange Ratio”), in each case in consideration for each WPZ Common Unit that such holder owns at the effective time of the Merger. All of the general partner interests in WPZ (the “WPZ General Partner Interest”) outstanding immediately prior to the effective time of the Merger will be converted into the right to receive the Partnership’s general partner interests (the “ACMP General Partner Interest”) such that, immediately following consummation of the GP Merger, the General Partner’s ACMP General Partner Interest will represent, in the aggregate, 2% of the outstanding interests in the Partnership. Prior to the closing of the Merger, each Class D limited partner unit of WPZ (the “WPZ Class D Units” and together with the WPZ Common Units, the “WPZ Units”), all of which are held by Williams or its affiliates, will be converted into WPZ Common Units on a one-for-one basis pursuant to the terms of the Williams Partners partnership agreement.

As promptly as practicable following the satisfaction of specified conditions to closing set forth in the Merger Agreement, the General Partner intends to cause the Partnership to effect a subdivision of each ACMP Common Unit into 1.06152 ACMP Common Units and of each Class B unit of ACMP (the “ACMP Class B Units”) into 1.06152 ACMP Class B Units (the “ACMP Pre-Merger Unit Split”). The record date and payment date for the ACMP Pre-Merger Unit Split will each be the business day immediately prior to the closing date of the Merger, and holders of WPZ Units will not be entitled to participate in the ACMP Pre-Merger Unit Split with respect to their WPZ Units.

The conflicts committee (the “WPZ Conflicts Committee”) of the board of directors of WPZ General Partner (the “WPZ Partners Board”) has unanimously in good faith approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and resolved to approve and recommend the approval of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger, to the Williams Partners Board. Based upon such approval, the Williams Partners Board has unanimously approved and adopted the Merger Agreement and the transactions contemplated thereby, including the Merger, and directed that the Merger Agreement be submitted to a vote of holders of WPZ Units. The conflicts committee (the “ACMP Conflicts Committee”) of the board of directors of the General Partner (the “ACMP Board”) has unanimously in good faith approved the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger, and resolved to recommend the approval of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger, to the ACMP Board. Based upon such approval, the ACMP Board (on behalf of the Partnership and Merger Sub) has approved and adopted the Merger Agreement and the transactions contemplated thereby, including the Merger.

Completion of the Merger is conditioned upon, among other things: (1) the approval and adoption of the Merger Agreement and the Merger by holders of at least a majority of the outstanding WPZ Units; (2) all material required governmental consents and approvals in connection with the Merger having been made or obtained; (3) the absence of legal injunctions or impediments prohibiting the Merger transactions; (4) the effectiveness of a registration statement on Form S-4 with respect to the issuance of ACMP Common Units in the Merger; (5) the conversion of all WPZ Class D Units into WPZ Common Units; (6) approval of the listing on the New York Stock Exchange, subject to official notice of issuance, of the ACMP Common Units to be issued in the Merger; (7) the occurrence of the ACMP Pre-Merger Unit Split; and (8) the adoption and effectiveness of Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of the Partnership.

Pursuant to the terms of a Support Agreement, dated as of October 24, 2014, among the Partnership, Williams Partners and Williams Gas Pipeline (the “Support Agreement”), Williams Gas Pipeline, which as of October 24, 2014, beneficially owned 279,472,244 WPZ Common Units and 26,475,507 WPZ Class D Units representing approximately 65.63% of the outstanding WPZ Units, has agreed to deliver a written consent adopting and approving in all respects the Merger Agreement and the transactions contemplated thereby, including the Merger (the “WGP Written Consent”). The delivery of the WGP Written Consent (or, if applicable, vote) by Williams Gas Pipeline with respect to the WPZ Units it owns will be sufficient to adopt the Merger Agreement and thereby approve the Merger.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Equity Issuances

On August 2, 2013, the Partnership entered into an Equity Distribution Agreement (“ATM”) under which it may offer and sell common units, in amounts, at prices and on terms to be determined by market conditions and other factors, having an aggregate market value of up to $300.0 million. The Partnership is under no obligation to issue equity under the ATM. For the three-month period ended September 30, 2014, the Partnership did not issue any common units under the ATM. For the nine-month period ended September 30, 2014, the Partnership sold an aggregate of 909,219 common units under the ATM for net proceeds of approximately $52.2 million, net of approximately $0.5 million in commissions, plus an approximate $1.0 million capital contribution from the Partnership’s general partner to maintain its two percent general partner interest.  The Partnership used the proceeds for general partnership purposes.

On April 2, 2013, the Partnership completed an equity offering of 10.35 million common units, including 1.35 million common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, at a price of $39.86 per common unit. The Partnership received offering proceeds (net of underwriting discounts and commissions) of $399.8 million from the equity offering, including proceeds from the underwriters’ exercise of their option to purchase additional common units, plus an approximate $8.4 million capital contribution from the General Partner to maintain its two percent general partner interest. The proceeds were used for general partnership purposes, including repayment of amounts outstanding under the Partnership’s revolving credit facility.

Basis of Presentation

The accompanying financial statements and related notes present the unaudited condensed consolidated balance sheets of the Partnership as of September 30, 2014 and December 31, 2013. They also include the unaudited condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2014 and 2013, the unaudited condensed consolidated statements of cash flows for the Partnership for the nine-month periods ended September 30, 2014 and 2013, and the unaudited changes in partners’ capital of the Partnership for the nine-month period ended September 30, 2014.

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

The results of operations for the nine-month period ended September 30, 2014, are not indicative of results that may be expected for the full fiscal year.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property, Plant and Equipment

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

In July 2014, the Partnership reassessed the estimated useful lives of its gathering systems.  Following this assessment, the Partnership increased the useful lives of its gathering systems from 20 years to 30 years.  Given the limited history of the assets at the Partnership’s inception, a 20 year useful life was deemed appropriate at the time based on the Partnership’s maintenance and pipeline integrity program in addition to the expectation that commercial quantities of oil and natural gas would continue to be produced in each operating area for that time period.  As the Partnership’s experience in operating the assets and confidence in the operating basins and its maintenance and pipeline integrity program grew, it was determined that a 30 year useful life is a more appropriate measure of the investment recovery period.

In accordance with FASB ASC 250, the Partnership determined that the change in depreciation method is a change in accounting estimate, and accordingly, the change will be applied on a prospective basis.  The effect of this change in estimate resulted in a decrease in depreciation expense for the three and nine month periods ended September 30, 2014, by approximately $29.7 million, or by approximately $0.16 per unit. The effect of this change in estimate also resulted in an increase in income from unconsolidated affiliates for the three and nine month periods ended September 30, 2014, by approximately $4.6 million, or by approximately $0.02 per unit, for a total increase in net income for the three and nine month periods ended September 30, 2014, by approximately $34.3 million, or by approximately $0.18 per unit.

2. Partnership Capital and Distributions

The Partnership’s partnership agreement requires that, within 45 days subsequent to the end of each quarter, the Partnership distributes all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. During the three and nine-month periods ended September 30, 2014, the Partnership paid cash distributions to its unitholders of approximately $138.4 million and $390.5 million, respectively, representing a $0.555 per common unit distribution for the three-month period ended December 31, 2013, a $0.575 per common unit distribution for the three-month period ended March 31, 2014 and a $0.595 per common unit distribution for the three-month period ended June 30, 2014. Please read Note 12 (Subsequent Events) to the condensed consolidated financial statements, concerning distributions declared on October 23, 2014, for the three-month period ended September 30, 2014.

General Partner Interest and Incentive Distribution Rights

The General Partner is entitled to two percent of all quarterly distributions that the Partnership makes prior to its liquidation. The General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership to maintain its current general partner interest. The General Partner’s two percent interest in the Partnership’s distributions may be reduced if the Partnership issues additional limited partner interests in the future (other than the issuance of common units upon conversion of outstanding Class B units or the issuance of common units upon a reset of the incentive distribution rights (“IDRs”)) and the General Partner does not contribute a proportionate amount of capital to the Partnership to maintain its two percent general partner interest.

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

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated limited partner units (in thousands, except per-unit information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands, except per unit data)
Net income attributable to Access Midstream Partners, L.P.	$41,218	$78,217	$169,750	$206,968
Less general partner interest in net income	(26,666)	(12,591)	(69,808)	(23,378)

Limited partner interest in net income	$14,552	$65,626	$99,942	$183,590

Net income allocable to common units(1)	$5,926	$31,735	$67,183	$64,298
Net income allocable to subordinated units	—	11,006	—	52,564
Net income allocable to Class B units(1)	8,626	11,044	28,289	32,029
Net income allocable to Class C units(1)	—	11,841	4,470	34,699
Limited partner interest in net income	$14,552	$65,626	$99,942	$183,590
Net income per limited partner unit – basic and diluted
Common units	$0.03	$0.22	$0.36	$0.54
Subordinated units	$—	$0.33	$—	$0.93
Weighted average limited partner units outstanding - basic and diluted
Common units	191,496,964	144,247,636	188,919,383	117,282,006
Subordinated units	—	33,787,234	—	57,183,896
Total	191,496,964	178,034,870	188,919,383	174,465,902
(1)	Adjusted to reflect amortization for the beneficial conversion feature.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

The following table presents the Partnership’s outstanding debt as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Revolving credit facility	$465,500	$343,500
5.875 percent senior notes due April 2021	750,000	750,000
6.125 percent senior notes due July 2022	750,000	750,000
4.875 percent senior notes due May 2023	1,400,000	1,400,000
4.875 percent senior notes due March 2024	750,000	—
Premium on 5.875 percent senior notes due April 2021	5,228	5,730

Total long-term debt	$4,120,728	$3,249,230

The following table presents the Partnership’s average interest rate and average debt balance for the three-month period ended September 30, 2014:

	Average Interest Rate	Average Balance
		(in thousands)
Revolving credit facility	2.182%	$371,647
5.875 percent senior notes due April 2021	5.875	750,000
6.125 percent senior notes due July 2022	6.125	750,000
4.875 percent senior notes due May 2023	4.875	1,400,000
4.875 percent senior notes due March 2024	4.875	750,000
Premium on 5.875 percent senior notes due April 2021	5.875	5,479

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

The revolving credit facility agreement contains certain negative covenants that (i) limit the Partnership’s ability, as well as the ability of certain of its subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require the Partnership to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for the Partnership to maintain the EBITDA to interest expense ratio and allows for the Partnership to release all collateral securing the revolving credit facility if the Partnership reaches investment grade status. The revolving credit facility agreement also requires the Partnership to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after the Partnership has released all collateral upon achieving investment grade status). The Partnership was in compliance with all covenants under the agreement at September 30, 2014.

Senior Notes

On March 7, 2014, the Partnership and ACMP Finance Corp., a wholly owned subsidiary of Access MLP Operating, L.L.C., completed a public offering of $750 million in aggregate principal amount of 4.875 percent senior notes due 2024 (the “2024 Notes”). The Partnership used a portion of the net proceeds to repay borrowings outstanding under the Partnership’s revolving credit facility, including amounts incurred to fund the purchase price of and certain expenses relating to the Partnership’s purchase of compression assets from MidCon and the balance for general partnership purposes. Debt issuance costs of $8.9 million are being amortized over the life of the 2024 Notes.

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

The Partnership, as the parent company, has no independent assets or operations. The Partnership’s operations are conducted by its subsidiaries through its primary operating company subsidiary, Access MLP Operating, L.L.C, a direct 100 percent owned subsidiary of the Partnership.  Access MLP Operating, L.L.C. and each of the Partnership’s other subsidiaries is a guarantor, other than Cardinal Gas Services, L.L.C., Jackalope Gas Gathering Services, L.L.C., Pecan Hill Water Solutions, LLC and ACMP Finance Corp., an indirect 100 percent owned subsidiary of the Partnership whose sole purpose is to act as co-issuer of any debt securities. Each guarantor is a direct or indirect 100 percent owned subsidiary of the Partnership. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on the ability of the Partnership or any guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of the Partnership or a guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capitalized Interest

For the three-month periods ended September 30, 2014 and 2013, interest expense was net of capitalized interest of $9.9 million and $12.7 million, respectively, and $29.8 million and $32.6 million for the nine-month periods ended September 30, 2014 and 2013.

5. Equity-Based Compensation

Certain employees of the General Partner receive equity-based compensation through the Partnership’s equity-based compensation programs. The fair value of the awards issued is determined based on the fair market value of the shares on the date of grant. This value is amortized over the vesting period, which is generally four years from the date of grant.

Certain key members of management have been designated as participants in the Management Incentive Compensation Plan (“MICP”), which is made up of two components.  The first component is an annual cash bonus based on “excess” cash distributions made by the Partnership above a specified target amount with respect to each fiscal quarter during which the award is outstanding.  The second component is based on an increase in value of the Partnership’s common units at the end of a specified five-year period beginning on the award commencement date.  As a result of the Williams Acquisition, both components of the MICP vested on July 1, 2014, resulting in total cash payments to MICP participants of $88.8 million and compensation expense of $41.1 million during the three-month period ended September 30, 2014.

Included in operating expense, general and administrative expense, and income from unconsolidated affiliates is total equity-based compensation of $83.6 million and $5.8 million for the three-month periods ended September 30, 2014 and 2013, respectively.  Included in operating expense, general and administrative expense, and income from unconsolidated affiliates is equity-based compensation of $107.4 million and $22.2 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

The LTIP provides for an aggregate of 3.5 million common units to be awarded to employees, directors and consultants of the General Partner and its affiliates through various award types, including unit awards, restricted units, phantom units, unit options, unit appreciation rights and other unit-based awards. The LTIP has been designed to promote the interests of the Partnership and its unitholders by strengthening its ability to attract, retain and motivate qualified individuals to serve as employees, directors and consultants. As a result of the Williams Acquisition, all unit awards outstanding under the LTIP at June 30, 2014, vested on July 1, 2014, resulting in total compensation expense of $38.5 million.  On July 16, 2014, the Partnership issued to certain key employees, equity retention awards that have various vesting periods between one and four years.  As of September 30, 2014, there was $45.8 million of unrecognized compensation expense attributable to the LTIP, of which $41.0 million is expected to be recognized over a period of one to four years following September 30, 2014.

The following table summarizes LTIP award activity for the nine-month period ended September 30, 2014:

	Units	Value per Unit
Restricted units unvested at beginning of period	1,182,288	$36.11
Granted	1,094,466	$61.31
Vested	(882,784)	$39.53
Forfeited	(599,969)	$40.53
Restricted units unvested at end of period	794,001	$63.70

6. Major Customers and Concentration of Credit Risk

Chesapeake Energy Marketing, Inc. (“CEMI”), a wholly owned subsidiary of Chesapeake, accounted for $256.5 million and $219.9 million of the Partnership’s revenues for the three-month periods ended September 30, 2014 and 2013, respectively, and $726.6 million and $633.0 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. On September 30, 2014 and December 31, 2013, cash and cash equivalents were invested in a non-interest bearing account and money market funds with investment grade ratings. On September 30, 2014 and December 31, 2013, Chesapeake accounted for $155.9 million and $176.5 million of the Partnership’s accounts receivable balance.

7. Commitments and Contingencies

Certain property, equipment and operating facilities are leased under various operating leases. Costs are also incurred associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations.

From time to time, the Partnership is involved in legal, tax, regulatory and other proceedings in various forums regarding performance, contracts and other matters that arise in the ordinary course of business. Management is not aware of any such proceedings for which a final disposition could have a material effect on the Partnership’s results of operations, cash flows or financial position. Once information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to the estimate of the Partnership’s likely exposure.  There were no accruals for legal contingencies as of September 30, 2014 or December 31, 2013.

Chesapeake and other customers of the Partnership have been named in various lawsuits alleging underpayment of royalty.  In certain of these cases, the Partnership has also been named as a defendant based on allegations that the Partnership improperly participated with Chesapeake in causing the alleged royalty underpayments.  Management believes that the claims asserted to date are subject to indemnity obligations owed to the Partnership by Chesapeake.  While no assurance can be given as to the ultimate outcome of these cases, management currently believes that the final resolution of these cases will not have a material adverse effect on the Partnership’s results of operations, financial position or liquidity.

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2014		December 31, 2013
	Carrying amount	Fair value (Level 2)	Carrying amount	Fair value (Level 2)
	($ in thousands)
Financial liabilities:

Revolving credit facility	$465,500	$465,500	$343,500	$343,500
Premium on 2021 Notes	5,228	5,228	5,730	5,730
2021 Notes	750,000	791,723	750,000	801,098
2022 Notes	750,000	801,098	750,000	804,848
2023 Notes	1,400,000	1,437,632	1,400,000	1,355,382
2024 Notes	750,000	767,813	—	—

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

Summarized financial information for the reportable segments is shown in the following tables, presented in thousands.

Three months ended September 30, 2014

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$80,406	$90,912	$33,807	$4,431		$7,638
Operating expenses	22,787	21,630	12,861	1,778		4,007
Depreciation and amortization expense	16,353	11,163	14,119	2,369		1,055
General and administrative expense	-	-	-	-		-
Other operating expense	-	-	-	-		-
Operating income (loss)	$41,266	$58,119	$6,827	$284		$2,576

Income (loss) from unconsolidated affiliates	$-	$-	$-	$40,418		$-

Capital expenditures	$1,670	$33,139	$3,633	$13,290	(1)	$73,495	(2)
Total assets	$1,450,057	$1,260,141	$1,230,130	$1,627,497		$313,507

			Mid-
	Utica		Continent		Corporate	Consolidated
Revenues	$43,788		$52,867		$-	$313,849
Operating expenses	7,599		21,406		24,584	116,652
Depreciation and amortization expense	5,563		6,807		9,025	66,454
General and administrative expense	-		-		84,657	84,657
Other operating expense	-		-		2,799	2,799
Operating income (loss)	$30,626		$24,654		$(121,065)	$43,287

Income (loss) from unconsolidated affiliates	$9,865		$2,784		$-	$53,067

Capital expenditures	$68,813	(3)	$24,779	(4)	$27,887	$246,706
Total assets	$1,515,947		$825,912		$575,747	$8,798,938
(1)	Amount excludes $42.7 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.
(2)	Amount includes $36.8 million of capital expenditures attributable to noncontrolling interest owners.
(3)

Amount excludes $41.0 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates and includes $22.0 million of capital expenditures attributable to noncontrolling interest owners.

(4)	Amount excludes $0.1 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three months ended September 30, 2013

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$94,182	$74,494	$28,418	$3,009		$4,146
Operating expenses	23,635	14,454	10,960	1,536		3,610
Depreciation and amortization expense	24,741	13,635	19,709	1,039		1,014
General and administrative expense	-	-	-	-		-
Other operating expense	-	-	-	-		-
Operating income (loss)	$45,806	$46,405	$(2,251)	$434		$(478)

Income (loss) from unconsolidated affiliates	$-	$-	$-	$33,925		$-

Capital expenditures	$11,337	$80,794	$2,947	$10	(1)	$20,839	(2)
Total assets	$1,534,090	$1,109,821	$1,296,035	$1,407,348		$120,533

			Mid-
	Utica		Continent		Corporate	Consolidated
Revenues	$15,036		$41,658		$-	$260,943
Operating expenses	3,851		18,714		6,773	83,533
Depreciation and amortization expense	2,750		10,064		4,134	77,086
General and administrative expense	-		-		24,470	24,470
Other operating expense	-		-		(239)	(239)
Operating income (loss)	$8,435		$12,880		$(35,138)	$76,093

Income (loss) from unconsolidated affiliates	$(1,453)		$363		$-	$32,835

Capital expenditures	$102,161	(3)	$20,450	(4)	$26,979	$265,517
Total assets	$883,446		$765,682		$455,137	$7,572,092
(1)	Amount excludes $75.4 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.
(2)	Amount includes $10.4 million of capital expenditures attributable to noncontrolling interest owners.
(3)

Amount excludes $103.5 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates and includes $36.4 million of capital expenditures attributable to noncontrolling interest owners.

(4)	Amount excludes $1.3 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2014

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$252,012	$253,018	$90,340	$9,732		$19,727
Operating expenses	70,545	52,977	33,937	4,891		9,302
Depreciation and amortization expense	66,621	41,747	54,483	5,543		3,892
General and administrative expense	-	-	-	-		-
Other operating expense	-	-	-	-		-
Operating income (loss)	$114,846	$158,294	$1,920	$(702)		$6,533

Income (loss) from unconsolidated affiliates	$-	$-	$-	$121,621		$-

Capital expenditures	$10,462	$156,712	$9,879	$29,092	(1)	$162,013	(2)
Total assets	$1,450,057	$1,260,141	$1,230,130	$1,627,497		$313,507

			Mid-
	Utica		Continent		Corporate	Consolidated
Revenues	$102,261		$156,771		$-	$883,861
Operating expenses	27,822		58,757		48,857	307,088
Depreciation and amortization expense	14,921		28,177		26,590	241,974
General and administrative expense	-		-		156,094	156,094
Other operating expense	-		-		4,287	4,287
Operating income (loss)	$59,518		$69,837		$(235,828)	$174,418

Income (loss) from unconsolidated affiliates	$14,975		$7,412		$-	$144,008

Capital expenditures	$249,992	(3)	$64,235	(4)	$85,491	$767,876
Total assets	$1,515,947		$825,912		$575,747	$8,798,938
(1)	Amount excludes $113.6 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.
(2)	Amount includes $81.7 million of capital expenditures attributable to noncontrolling interest owners.
(3)

Amount excludes $192.9 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates and includes $81.3 million of capital expenditures attributable to noncontrolling interest owners.

(4)	Amount excludes $0.1 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nine months ended September 30, 2013

	Barnett	Eagle Ford	Haynesville	Marcellus		Niobrara
Revenues	$277,650	$200,205	$92,513	$10,750		$8,879
Operating expenses	71,537	43,805	31,384	4,331		7,100
Depreciation and amortization expense	72,656	37,084	58,466	1,200		2,889
General and administrative expense	-	-	-	-		-
Other operating expense	-	-	-	-		-
Operating income (loss)	$133,457	$119,316	$2,663	$5,219		$(1,110)

Income (loss) from unconsolidated affiliates	$-	$-	$-	$93,663		$-

Capital expenditures	$45,736	$246,153	$13,509	$199	(1)	$44,036	(2)
Total assets	$1,534,090	$1,109,821	$1,296,035	$1,407,348		$120,533

			Mid-
	Utica		Continent		Corporate	Consolidated
Revenues	$27,770		$127,377		$-	$745,144
Operating expenses	8,666		53,893		28,424	249,140
Depreciation and amortization expense	6,215		26,870		10,225	215,605
General and administrative expense	-		-		73,293	73,293
Other operating expense	-		-		1,744	1,744
Operating income (loss)	$12,889		$46,614		$(113,686)	$205,362

Income (loss) from unconsolidated affiliates	$(2,543)		$468		$-	$91,588

Capital expenditures	$261,940	(3)	$88,580	(4)	$110,958	$811,111
Total assets	$883,446		$765,682		$455,137	$7,572,092
(1)	Amount excludes $244.5 million for the Partnership’s share of capital expenditures included in investments in unconsolidated affiliates.
(2)	Amount includes $22.0 million of capital expenditures attributable to noncontrolling interest owners.
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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Guarantor Condensed Consolidating Financial Information

The Partnership, as the parent company, has no independent assets or operations. The Partnership’s operations are conducted by its subsidiaries through its primary operating company subsidiary, Access MLP Operating, L.L.C., a direct 100 percent owned subsidiary of the Partnership. The Partnership’s obligations under its outstanding senior notes listed in Note 4 are fully and unconditionally guaranteed, jointly and severally, by certain of its direct and indirect 100 percent owned subsidiaries on a senior unsecured basis, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. The Partnership’s subsidiaries Cardinal Gas Services, L.L.C., Jackalope Gas Gathering Services, L.L.C. and Pecan Hill Water Solutions, LLC are not guarantors of the Partnership’s senior notes or credit facility.

Set forth below are condensed consolidating financial statements for the Partnership, as the parent company, on a stand-alone, unconsolidated basis, and its combined guarantor and combined non-guarantor subsidiaries as of September 30, 2014 and December 31, 2013 and for the three and nine-month periods ended September 30, 2014 and 2013. These schedules are presented using the equity method of accounting for all periods presented. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2014

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets
Cash and cash equivalents	$-	$7	$27,854	$-	$27,861
Accounts receivable	-	175,357	35,022	-	210,379
Intercompany receivable from parent	-	7,972	610	(8,582)	-
Prepaid expenses	-	17,491	232	-	17,723
Other current assets	-	9,199	308	-	9,507
Total current assets	-	210,026	64,026	(8,582)	265,470

Property, plant and equipment
Gathering systems	-	5,522,305	1,086,854	-	6,609,159
Other fixed assets	-	379,046	1,056	-	380,102
Less: Accumulated depreciation	-	(1,021,418)	(28,711)	-	(1,050,129)
Total property, plant and equipment, net	-	4,879,933	1,059,199	-	5,939,132
Investments in unconsolidated affiliates	3,270,157	2,799,550	-	(3,891,808)	2,177,899
Intangible customer relationships, net	-	354,558	-	-	354,558
Intercompany receivable from parent	4,270,190	-	-	(4,270,190)	-
Deferred loan costs, net	61,879	-	-	-	61,879

Total assets	$7,602,226	$8,244,067	$1,123,225	$(8,170,580)	$8,798,938

Current liabilities
Accounts payable	$-	$39,140	$24,438	$-	$63,578
Accrued liabilities	-	180,814	50,156	-	230,970
Intercompany payable to parent	-	-	8,582	(8,582)	-
Total current liabilities	-	219,954	83,176	(8,582)	294,548

Long-term liabilities
Long-term debt	3,655,228	465,500	-	-	4,120,728
Intercompany payable to parent	-	4,270,190	-	(4,270,190)	-
Other liabilities	-	18,266	590	-	18,856
Total long-term liabilities	3,655,228	4,753,956	590	(4,270,190)	4,139,584

Partners' capital
Total partners' capital attributable to Access Midstream Partners, L.P.	3,946,998	3,270,157	1,039,459	(4,309,616)	3,946,998
Noncontrolling interest	-	-	-	417,808	417,808
Total partners' capital	3,946,998	3,270,157	1,039,459	(3,891,808)	4,364,806
Total liabilities and partners' capital	$7,602,226	$8,244,067	$1,123,225	$(8,170,580)	$8,798,938

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

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$262,423	$51,426	$-	$313,849

Operating expenses
Operating expenses	-	103,592	13,060	-	116,652
Depreciation and amortization expense	-	61,095	5,359	-	66,454
General and administrative expense	-	81,943	2,714	-	84,657
Other operating (income) expense	-	2,799	-	-	2,799
Total operating expenses	-	249,429	21,133	-	270,562
Operating income	-	12,994	30,293	-	43,287

Other income (expense)
Income from unconsolidated affiliates	85,583	72,729	-	(105,245)	53,067
Interest expense	(44,368)	-	15	-	(44,353)
Other income	-	170	42	-	212
Income before income tax expense	41,215	85,893	30,350	(105,245)	52,213
Income tax expense	-	311	-	-	311
Net income	41,215	85,582	30,350	(105,245)	51,902
Net income attributable to noncontrolling interests	-	-	-	10,684	10,684
Net income attributable to Access Midstream Partners, L.P.	$41,215	$85,582	$30,350	$(115,929)	$41,218

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$242,082	$18,861	$-	$260,943

Operating expenses
Operating expenses	-	72,822	10,711	-	83,533
Depreciation and amortization expense	-	73,835	3,251	-	77,086
General and administrative expense	-	23,412	1,058	-	24,470
Other operating expense	-	(437)	198	-	(239)
Total operating expenses	-	169,632	15,218	-	184,850
Operating income	-	72,450	3,643	-	76,093

Other income (expense)
Income from unconsolidated affiliates	106,824	35,525	-	(109,514)	32,835
Interest expense	(28,607)	-	7	-	(28,600)
Other income	-	204	32	-	236
Income before income tax expense	78,217	108,179	3,682	(109,514)	80,564
Income tax expense	-	1,353	-	-	1,353
Net income	78,217	106,826	3,682	(109,514)	79,211
Net income attributable to noncontrolling interests	-	-	-	994	994
Net income attributable to Access Midstream Partners, L.P.	$78,217	$106,826	$3,682	$(110,508)	$78,217

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$761,873	$121,988	$-	$883,861

Operating expenses
Operating expenses	-	263,802	43,286	-	307,088
Depreciation and amortization expense	-	226,417	15,557	-	241,974
General and administrative expense	-	149,823	6,271	-	156,094
Other operating (income) expense	-	4,327	(40)	-	4,287
Total operating expenses	-	644,369	65,074	-	709,443
Operating income	-	117,504	56,914	-	174,418

Other income (expense)
Income from unconsolidated affiliates	295,591	180,883	-	(332,466)	144,008
Interest expense	(125,844)	-	15	-	(125,829)
Other income	-	703	99	-	802
Income before income tax expense	169,747	299,090	57,028	(332,466)	193,399
Income tax expense	-	3,500	-	-	3,500
Net income	169,747	295,590	57,028	(332,466)	189,899
Net income attributable to noncontrolling interests	-	-	-	20,149	20,149
Net income attributable to Access Midstream Partners, L.P.	$169,747	$295,590	$57,028	$(352,615)	$169,750

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$709,322	$35,822	$-	$745,144

Operating expenses
Operating expenses	-	233,333	15,807	-	249,140
Depreciation and amortization expense	-	208,209	7,396	-	215,605
General and administrative expense	-	71,532	1,761	-	73,293
Other operating expense	-	1,546	198	-	1,744
Total operating expenses	-	514,620	25,162	-	539,782
Operating income	-	194,702	10,660	-	205,362

Other income (expense)
Income from unconsolidated affiliates	290,382	98,950	-	(297,744)	91,588
Interest expense	(83,413)	-	19	-	(83,394)
Other income	-	585	46	-	631
Income before income tax expense	206,969	294,237	10,725	(297,744)	214,187
Income tax expense	-	3,853	-	-	3,853
Net income	206,969	290,384	10,725	(297,744)	210,334
Net income attributable to noncontrolling interests	-	-	-	3,366	3,366
Net income attributable to Access Midstream Partners, L.P.	$206,969	$290,384	$10,725	$(301,110)	$206,968

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$-	$450,610	$82,725	$-	$533,335

Cash flows from investing activities
Additions to property, plant and equipment	-	(346,924)	(420,952)	-	(767,876)
Purchase of compression assets	-	(159,210)	-	-	(159,210)
Investments in unconsolidated affiliates	-	(286,267)	-	-	(286,267)
Proceeds from sale of assets	-	21,099	91	-	21,190
Net cash used in investing activities	-	(771,302)	(420,861)	-	(1,192,163)

Cash flows from financing activities
Proceeds from long-term borrowings	-	1,881,771	-	-	1,881,771
Payments on long-term debt borrowings	-	(1,759,771)	-	-	(1,759,771)
Proceeds from issuance of common units	52,155	-	-	-	52,155
Proceeds from issuance of senior notes	750,000	-	-	-	750,000
Distributions to unitholders	(390,615)	-	-	-	(390,615)
Capital contributions from noncontrolling interests	-	-	143,775	-	143,775
Payments on capital lease obligations	-	(2,591)	-	-	(2,591)
Debt issuance costs	(8,929)	-	-	-	(8,929)
Other	3,665	-	-	-	3,665
Intercompany advances, net	(406,276)	200,890	205,386	-	-
Net cash provided by financing activities	-	320,299	349,161	-	669,460

Net increase in cash and cash equivalents	-	(393)	11,025	-	10,632
Cash and cash equivalents, beginning of period	-	400	16,829	-	17,229
Cash and cash equivalents, end of period	$-	$7	$27,854	$-	$27,861

ACCESS MIDSTREAM PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

($ in thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities	$-	$329,001	$29,005	$-	$358,006

Cash flows from investing activities
Additions to property, plant and equipment	-	(496,602)	(314,509)	-	(811,111)
Investments in unconsolidated affiliates	-	(425,298)	-	-	(425,298)
Proceeds from sale of assets	-	72,408	-	-	72,408
Net cash used in investing activities	-	(849,492)	(314,509)	-	(1,164,001)

Cash flows from financing activities
Proceeds from long-term borrowings	-	1,445,500	-	-	1,445,500
Payments on long-term debt borrowings	-	(1,340,700)	-	-	(1,340,700)
Proceeds from issuance of common units	399,812	-	-	-	399,812
Proceeds from issuance of senior notes	414,094	-	-	-	414,094
Distributions to unitholders	(275,199)	-	-	-	(275,199)
Capital contributions from noncontrolling interests	-	-	120,594	-	120,594
Payments on capital lease obligations	-	-	-	-	-
Debt issuance costs	(6,286)	(5,449)	-	-	(11,735)
Other	8,598	-	-	-	8,598
Intercompany advances, net	(541,019)	357,331	183,688	-	-
Net cash provided by financing activities	-	456,682	304,282	-	760,964

Net increase in cash and cash equivalents	-	(63,809)	18,778	-	(45,031)
Cash and cash equivalents, beginning of period	-	63,216	1,778	-	64,994
Cash and cash equivalents, end of period	$-	$(593)	$20,556	$-	$19,963

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

12. Subsequent Events

On October 23, 2014, the board of directors of the General Partner declared a cash distribution to the Partnership’s unitholders of $0.615 per unit, together with the corresponding distributions to the Class B unitholders and the General Partner. The cash distributions will be paid on November 14, 2014, to unitholders of record at the close of business on November 7, 2014, and to the General Partner.

On October 26, 2014, the Partnership, Williams and Williams Partners announced that the Partnership and Williams Partners have entered into a merger agreement.  Please read Note 1 (Description of Business and Basis of Presentation) to the condensed consolidated financial statements for information regarding the merger agreement.

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

Williams Acquisition

On July 1, 2014, Williams acquired all of the interests in the Partnership and Access Midstream Ventures, L.L.C., the sole member of Access Midstream Partners GP, L.L.C. (the “General Partner”), that were owned by the GIP II Entities (the “Williams Acquisition”).  As a result of the closing of the Williams Acquisition, Williams owns 100% of the General Partner, and the GIP II Entities no longer have any ownership interest in the Partnership or the General Partner.  All of the equity awards previously outstanding under the Partnership’s Long-Term Incentive Plan vested on July 1, 2014 upon closing of the Williams Acquisition, resulting in compensation expense of $38.5 million.  Additionally, both components of the Management Incentive Compensation Plan (“MICP”) vested on July 1, 2014, resulting in total cash payments to MICP participants of $88.8 million during the 2014 third quarter and compensation expense of $41.1 million in the 2014 third quarter.  On July 16, 2014, we issued to certain key employees cash and equity retention awards that have various vesting periods between one and four years.

Proposed Merger with Williams Partners L.P.

On October 24, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the General Partner, Williams Partners L.P., a Delaware limited partnership (“Williams Partners”), Williams Partners GP LLC (“WPZ General Partner” and, together with Williams Partners, the “WPZ Parties”), and VHMS LLC (“Merger Sub” and, together with us and the General Partner, the “ACMP Parties”). Pursuant to the Merger Agreement, (1) Merger Sub, our direct wholly owned subsidiary, will be merged with and into Williams Partners, with Williams Partners being the surviving limited partnership (the “Merger”), and (2) WPZ General Partner will be merged with and into the General Partner, with the General Partner being the surviving limited liability company (the “GP Merger”).

Under the terms of the Merger Agreement, (i) each outstanding common unit representing limited partner interests in Williams Partners (“WPZ Common Units”) that is held by a unitholder other than Williams, Williams Gas Pipeline Company, LLC (“Williams Gas Pipeline”) and their respective subsidiaries (collectively, other than us and our subsidiaries and Williams Partners and its subsidiaries, the “Williams Parties”) will be converted into the right to receive 0.86672 newly issued common units of the Partnership (“ACMP Common Units” and such exchange ratio, the “Public Exchange Ratio”) and (ii) each outstanding WPZ Common Unit held by the Williams Parties will be converted into the right to receive 0.80036 ACMP Common Units (the “Williams Parties Exchange Ratio” and, together with the Public Exchange Ratio, the “Exchange Ratio”), in each case in consideration for each WPZ Common Unit that such holder owns at the effective time of the Merger. All of the general partner interests in Williams Partners (the “WPZ General Partner Interest”) outstanding immediately prior to the effective time of the Merger will be converted into the right to receive our general partner interests (the “ACMP General Partner Interest”) such that, immediately following consummation of the GP Merger, the General Partner’s ACMP General Partner Interest will represent, in the aggregate, 2% of the outstanding interests in us. Prior to the closing of the Merger, each Class D limited partner unit of Williams Partners (the “WPZ Class D Units” and together with the WPZ Common Units, the “WPZ Units”), all of which are held by Williams or its affiliates, will be converted into WPZ Common Units on a one-for-one basis pursuant to the terms of the Williams Partners partnership agreement.

As promptly as practicable following the satisfaction of specified conditions to closing set forth in the Merger Agreement, the General Partner intends to cause us to effect a subdivision of each ACMP Common Unit into 1.06152 ACMP Common Units and of each Class B unit of ACMP (the “ACMP Class B Units”) into 1.06152 ACMP Class B Units (the “ACMP Pre-Merger Unit Split”). The record date and payment date for the ACMP Pre-Merger Unit Split will each be the business day immediately prior to the closing date of the Merger, and holders of WPZ Units will not be entitled to participate in the ACMP Pre-Merger Unit Split with respect to their WPZ Units.

The conflicts committee (the “WPZ Conflicts Committee”) of the board of directors of WPZ General Partner (the “Williams Board”) has unanimously in good faith approved the Merger Agreement and the transactions contemplated thereby, including the Merger, and resolved to approve and recommend the approval of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger, to the Williams Partners Board. Based upon such approval, the Williams Partners Board has unanimously approved and adopted the Merger Agreement and the transactions contemplated thereby, including the Merger, and directed that the Merger Agreement be submitted to a vote of holders of WPZ Units. The conflicts committee (the “ACMP Conflicts Committee”) of the board of directors of the General Partner (the “ACMP Board”) has unanimously in good faith approved the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger, and resolved to recommend the approval of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger, to the ACMP Board. Based upon such approval, the ACMP Board (on behalf of us and Merger Sub) has approved and adopted the Merger Agreement and the transactions contemplated thereby, including the Merger.

Completion of the Merger is conditioned upon, among other things: (1) the approval and adoption of the Merger Agreement and the Merger by holders of at least a majority of the outstanding WPZ Units; (2) all material required governmental consents and approvals in connection with the Merger having been made or obtained; (3) the absence of legal injunctions or impediments prohibiting the Merger transactions; (4) the effectiveness of a registration statement on Form S-4 with respect to the issuance of ACMP Common Units in the Merger; (5) the conversion of all WPZ Class D Units into WPZ Common Units; (6) approval of the listing on the New York Stock Exchange, subject to official notice of issuance, of the ACMP Common Units to be issued in the Merger; (7) the occurrence of the ACMP Pre-Merger Unit Split; and (8) the adoption and effectiveness of Amendment No. 3 to our First Amended and Restated Agreement of Limited Partnership.

Pursuant to the terms of a Support Agreement, dated as of October 24, 2014, among us, Williams Partners and Williams Gas Pipeline (the “Support Agreement”), Williams Gas Pipeline, which as of October 24, 2014, beneficially owned 279,472,244 WPZ Common Units and 26,475,507 WPZ Class D Units representing approximately 65.63% of the outstanding WPZ Units, has agreed to deliver a written consent adopting and approving in all respects the Merger Agreement and the transactions contemplated thereby, including the Merger (the “WGP Written Consent”). The delivery of the WGP Written Consent (or, if applicable, vote) by Williams Gas Pipeline with respect to the WPZ Units it owns will be sufficient to adopt the Merger Agreement and thereby approve the Merger.

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

•

Fee Redetermination. Each January 1, gathering fees for each gathering system under the gas gathering agreements with Chesapeake, Statoil, Anadarko, Epsilon and Mitsui will be redetermined based on a cost of service calculation that targets a specified pre-income tax rate of return on invested capital for a period of 15 years. There is no cap on these fee adjustments. Each January 1, gathering fees for each gathering system under the gas gathering agreement with Chief are adjusted based on the applicable consumer price index. The change in the amount of the gathering fees under the Chief agreement is not to exceed three percent in any one year.

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

All Regions. If one of the counterparties to these gas gathering and processing agreements sells, transfers or otherwise disposes of properties within our acreage dedications to a third party, it does so subject to the terms of the gas gathering and processing agreements, including our dedication, and it will be required to cause the third party to acknowledge and take assignment of the counterparty’s obligations under the existing gas gathering and processing agreements with us, subject to our consent. Our producer customers’ dedication of the natural gas produced from applicable properties under our gas gathering and processing agreements will run with the land in order to bind successors to the producer customers’ interest, as well as any interests in the dedicated properties subsequently acquired by the producer customer.

On October 14, 2014, Chesapeake announced that its wholly owned subsidiary, Chesapeake Appalachia, L.L.C. (“CHK Appalachia”), had entered into a Purchase and Sale Agreement with a subsidiary of Southwestern Energy Company, pursuant to which Southwestern has agreed to purchase CHK Appalachia’s interests in approximately 413,000 net acres and approximately 1,500 wells in northern West Virginia and southern Pennsylvania, of which 435 wells are in the Marcellus and Utica formations (collectively, the “Designated Properties”) and are subject to certain of our existing gas gathering agreements with Chesapeake. Chesapeake expects that the closing of this transaction, which is contingent upon the satisfaction of customary closing conditions, including the receipt of third party consents and a 30-day preferential right held by the co-owner of the properties, is expected to occur in the fourth quarter of 2014.  Upon the closing of this transaction, Southwestern will be contractually obligated to assume Chesapeake’s obligations with respect to the Designated Properties under certain of our existing gas gathering agreements with Chesapeake.  As a result of this transaction, we expect to further decrease our dependence on Chesapeake as a customer.

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

Revenues

Our revenues are driven primarily by our contractual terms with our customers, and the actual volumes of natural gas we gather, treat, compress, and process. Our revenues are supported by the minimum volume commitments contained in our gas gathering agreements with Chesapeake and Total in the case of our Barnett Shale region and Chesapeake in the case of our Haynesville Shale region as well as fee redetermination and cost of service provisions in our other regions. We contract with producers to gather or process natural gas or liquids from individual wells located near our gathering systems or processing facilities. We connect wells to gathering pipelines through which natural gas is compressed and may be delivered to a treating facility, processing plant or an intrastate or interstate pipeline for delivery to market. We treat natural gas and liquids that we gather to the extent necessary to meet required specifications of third-party takeaway pipelines. For the three-month periods ended September 30, 2014 and 2013, respectively, Chesapeake accounted for approximately 71.1 percent and 74.1 percent, respectively, of the natural gas volumes on our gathering systems and approximately 81.7 percent and 84.3 percent, respectively, of our revenues. For the nine-month periods ended September 30, 2014 and 2013, respectively, Chesapeake accounted for approximately 71.0 percent and 75.3 percent, respectively, of the natural gas volumes on our gathering systems and 82.2 percent and 85.0 percent, respectively, of our revenues. Our revenues exclude revenue attributable to our equity investments, as those revenues are accounted for as part of our investments in unconsolidated affiliates.

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

Distributable Cash Flow

Our Partnership defines Distributable Cash Flow (“DCF”) as Adjusted EBITDA attributable to the Partnership adjusted for:

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

The following table presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net income:
Net income attributable to Access Midstream Partners, L.P.	$41,218	$78,217	$169,750	$206,968

Interest expense	44,353	28,600	125,829	83,394
Income tax expense	311	1,353	3,500	3,853
Depreciation and amortization expense	66,454	77,086	241,974	215,605
Other	2,064	(1,257)	(833)	(1,577)
Income from unconsolidated affiliates	(53,067)	(32,835)	(144,008)	(91,588)
EBITDA from unconsolidated affiliates(1)	74,435	52,452	214,003	141,662
Expense for non-cash equity awards	—	5,847	23,789	22,170
Implied minimum volume commitment	47,000	17,500	114,000	37,500
Transaction related costs	96,001	—	96,001	—

Adjusted EBITDA	$318,769	$226,963	$844,005	$617,987

Maintenance capital expenditures	(32,500)	(27,500)	(97,500)	(82,500)
Cash portion of interest expense	(42,189)	(26,645)	(119,563)	(76,852)
Income tax expense	(311)	(1,353)	(3,500)	(3,853)
Cash impact of transaction related costs	(123,746)	—	(123,746)	—

Distributable Cash Flow	$120,023	$171,465	$499,696	$454,782

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Reconciliation of adjusted EBITDA and distributable cash flow to net cash provided by operating activities:
Cash provided by operating activities	$70,574	$140,426	$533,335	$358,006

Changes in assets and liabilities	62,105	(10,122)	(10,120)	(10,137)
Distribution of earnings received from unconsolidated affiliates	(50,750)	(4,737)	(206,108)	(4,737)
Interest expense	44,353	28,600	125,829	83,394
Income tax expense	311	1,353	3,500	3,853
Other non-cash items	(25,260)	(4,356)	(50,224)	(13,724)
EBITDA from unconsolidated affiliates(1)	74,435	52,452	214,003	141,662
Expense for non-cash equity awards	—	5,847	23,789	22,170
Implied minimum volume commitment	47,000	17,500	114,000	37,500
Transaction related costs	96,001	—	96,001	—

Adjusted EBITDA	$318,769	$226,963	$844,005	$617,987

Maintenance capital expenditures	(32,500)	(27,500)	(97,500)	(82,500)
Cash portion of interest expense	(42,189)	(26,645)	(119,563)	(76,852)
Income tax expense	(311)	(1,353)	(3,500)	(3,853)
Cash impact of transaction related costs	(123,746)	—	(123,746)	—

Distributable Cash Flow	$120,023	$171,465	$499,696	$454,782

(1)	EBITDA from unconsolidated affiliates is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
Net income	$53,067	$32,835	$144,008	$91,588

Depreciation and amortization expense	21,366	19,624	69,873	50,097
Other	2	(7)	122	(23)

EBITDA from unconsolidated affiliates	$74,435	$52,452	$214,003	$141,662

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands)
GAAP Capital Expenditures	$246,706	$265,517	$767,876	$811,111

Adjusted for:
Capital expenditures included in unconsolidated affiliates	83,757	180,286	306,601	535,964
Capital expenditures attributable to noncontrolling interest	(58,717)	(46,862)	(162,979)	(114,208)

Net Capital Expenditures	$271,746	$398,941	$911,498	$1,232,867

Results of Operations – Three Months Ended September 30, 2014 versus September 30, 2013

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the three months ended September 30, 2014 (the “Current Quarter”) and the three months ended September 30, 2013 (the “Prior Quarter”):

	Three Months Ended September 30,
	2014	2013	% Change(4)
	($ in thousands, except operational data)
Revenues(1)	$313,849	$260,943	20.3%
Operating expenses	116,652	83,533	39.6
Depreciation and amortization expense	66,454	77,086	(13.8)
General and administrative expense	84,657	24,470	N.M.
Other operating (income) expense	2,799	(239)	N.M.
Total operating expenses	270,562	184,850	46.4
Operating income	43,287	76,093	(43.1)
Income from unconsolidated affiliates	53,067	32,835	61.6
Interest expense	(44,353)	(28,600)	55.1
Other income	212	236	(10.2)
Income before income tax expense	52,213	80,564	(35.2)
Income tax expense	311	1,353	(77.0)
Net income	51,902	79,211	(34.5)
Net income attributable to noncontrolling interests	10,684	994	N.M.
Net income attributable to Access Midstream Partners, L.P.	$41,218	$78,217	(47.3)
Key Performance Metrics:
Adjusted EBITDA(2)	$318,769	$226,963	40.4
Distributable cash flow(2)	$120,023	$171,465	(30.0)
Operational Data(3):
Throughput, Bcf per day	4.133	3.796	8.9
Miles of pipe at end of period	6,773	6,766	0.1
Gas compression (horsepower) at end of period	680,521	534,072	27.4
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

The following tables reflect our revenues, throughput, operating expenses and operating expenses per Mcf of throughput by region for the three months ended September 30, 2014 and 2013 (please note that revenue, throughput and operating expenses related to our equity investments (primarily in the Marcellus Shale region) are excluded from the tables below as the financial results for our equity investments are reported separately. Please read “Income from Unconsolidated Affiliates” in this Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Three Months Ended September 30,
	2014	2013	% Change(2)
	($ In thousands, except percentages and throughput data)
Revenues(1):
Barnett Shale	$80,406	$94,182	(14.6)%
Eagle Ford Shale	90,912	74,494	22.0
Haynesville Shale	33,807	28,418	19.0
Marcellus Shale	4,431	3,009	47.3
Niobrara Shale	7,638	4,146	84.2
Utica Shale	43,788	15,036	N.M.
Mid-Continent	52,867	41,658	26.9
	$313,849	$260,943	20.3%
Throughput (bcf)(1):
Barnett Shale	80.6	97.9	(17.7)%
Eagle Ford Shale	32.0	27.1	18.1
Haynesville Shale	65.7	58.1	13.1
Marcellus Shale	109.8	98.0	12.0
Niobrara Shale	2.8	1.5	86.7
Utica Shale	38.4	12.9	N.M.
Mid-Continent	50.9	53.7	(5.2)
	380.2	349.2	8.9%
Operating Expenses(1):
Barnett Shale	$22,787	$23,635	(3.6)%
Eagle Ford Shale	21,630	14,454	49.6
Haynesville Shale	12,861	10,960	17.3
Marcellus Shale	1,778	1,536	15.8
Niobrara Shale	4,007	3,610	11.0
Utica Shale	7,599	3,851	97.3
Mid-Continent	21,406	18,714	14.4
Corporate	24,584	6,773	N.M.
	$116,652	$83,533	39.6%
Expenses ($ per mcf):
Barnett Shale	$0.28	$0.24	16.7%
Eagle Ford Shale	0.68	0.53	28.3
Haynesville Shale	0.20	0.19	5.3
Marcellus Shale	0.99	1.16	(14.7)
Niobrara Shale	0.73	1.23	(40.7)
Utica Shale	0.13	0.20	(35.0)
Mid-Continent	0.42	0.35	20.0
Corporate	—	—	—
	$0.40	$0.32	25.0%
(1)	Throughput in all regions represents the net throughput allocated to the Partnership’s interest. Revenues and expenses presented above reflect only consolidated results of operations.
(2)	N.M – not meaningful

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

Barnett Shale

Revenues. For the Current Quarter, Barnett Shale revenues totaled $80.4 million compared to $94.2 million in the Prior Quarter, a decrease of $13.8 million, or 14.6 percent. A decrease in throughput due to decreased drilling activity resulted in a $19.8 million decrease in revenue which was partially offset by an annual fixed fee rate escalation of two percent on January 1, 2014. Because throughput in the Barnett Shale during the Current Quarter was significantly below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2014 fourth quarter. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $36.3 million in the Current Quarter and $17.5 million in the Prior Quarter based on the projected full year volume shortfall.

Operating Expenses. For the Current Quarter, operating expenses were $22.7 million, or $0.28 per Mcf, compared to $23.6 million, or $0.24 per Mcf, during the Prior Quarter.  The decrease in total operating expense is primarily the result of a decrease in compression expense due to lower compressor rates for 2014.  While total operating costs remained consistent compared to 2013, operating expenses per mcf have increased as a result of both decreased drilling activity in the region caused by the low natural gas price environment and the natural decline of existing wells.

Depreciation and Amortization Expense. For the Current Quarter and the Prior Quarter, depreciation expense was $16.3 million and $24.7 million, respectively. The decrease was due to the change in depreciation for the estimated useful lives of gathering systems in this region during the Current Quarter, partially offset by capital expenditures made in this region during 2014 and 2013.

Eagle Ford Shale

Revenues. For the Current Quarter, revenues in the Eagle Ford totaled $90.9 million compared to $74.5 million in the Prior Quarter, an increase of $16.4 million, or 22.0 percent. The increase in revenues was primarily attributable to an 18.1 percent increase in throughput, a contractual increase in fees and additional services provided in this region in 2014.

Operating Expenses. For the Current Quarter, operating expenses totaled $21.7 million or $0.68 per Mcf, compared to $14.5 million, or $0.53 per Mcf, during the Prior Quarter. The most significant operating expenses in this region are compression and compensation costs, both of which increased from the Prior Quarter due to increased activity in this region.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $11.1 million compared to $13.6 million during the Prior Quarter. The decrease was due to the change in depreciation for the estimated useful lives of gathering systems in this region during the Current Quarter, partially offset by capital expenditures made in this region during 2014 and 2013.

Haynesville Shale

Revenues. For the Current Quarter, Haynesville Shale revenues totaled $33.8 million compared to $28.4 million in the Prior Quarter, an increase of $5.4 million, or 19.0 percent. The increase was due to the annual rate escalation of 2.5 percent, and in the Springridge gathering system only, rate redetermination of 15 percent, both effective January 1, 2014.  Because throughput in the Haynesville Shale during the Current Quarter was below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2014 fourth quarter.  The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year.  If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $10.7 million in the Current Quarter based on the projected full year volume shortfall.

Operating Expenses. For the Current Quarter, operating expenses were $12.8 million, or $0.20 per Mcf compared to $11.0 million, or $0.19 per Mcf during the Prior Quarter. The increase in operating expenses is primarily a result of increased ad valorem taxes due to reassessments on the properties for 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $14.1 million compared to $19.7 million during the Prior Quarter. The decrease was due to the change in depreciation for the estimated useful lives of gathering systems in this region during the Current Quarter.

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

Income from Unconsolidated Affiliates.  We own an approximate average 47 percent interest in 10 gas gathering systems in the Marcellus Shale region in Pennsylvania and West Virginia. The remaining average 53 percent interests in these assets are owned primarily by Statoil, Anadarko, Epsilon and Mitsui. Income from unconsolidated affiliates for the Appalachia Midstream assets was $40.4 million and $33.9 million for the Current Quarter and Prior Quarter, respectively.  Revenues (net to our interest) for the Current Quarter and Prior Quarter were $69.3 million and $63.3 million, respectively.   The net increase was the result of throughput growth and increased drilling by our producer customers in the Marcellus Shale as well as increased construction activity where we invested $289.7 million of capital in 2013. Operating expenses for the Current Quarter and Prior Quarter were $14.7 million and $11.7 million, respectively.  The increase in operating expenses is consistent with the increase in revenues in the Marcellus region.  The margin for these assets is strong as a result of lower operating expenses than in many other regions of the United States. These lower operating expenses are primarily due to high reservoir pressures that reduce the need for compression in the transportation of commodities.  We expect our margin in the Marcellus Shale to remain strong; however, we could experience a slight decrease in our margin over time as the need for additional compression increases. The following table summarizes the results of the Appalachia Midstream assets (net to our interest) for the Current Quarter and Prior Quarter:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Revenues ($ in thousands)	$69,310	$63,340
Throughput (Bcf)	108.0	96.6
Operating expenses ($ in thousands)	$14,656	$11,698
Expenses ($ per Mcf)	0.14	0.12

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

Revenues. Our Current Quarter revenues in the Niobrara totaled $7.6 million compared to $4.1 million in the Prior Quarter, an increase of $3.5 million, or 85.4 percent.  An increase in throughput was partially offset by a fee redetermination decrease effective January 1, 2014.  We continue to invest significant capital in this region and expect to connect a significant number of wells to our gathering systems that will drive volume growth in future periods.

Operating Expenses. For the Current Quarter, operating expenses totaled $4.0 million, or $0.73 per Mcf compared to $3.6 million, or $1.23 per Mcf during the Prior Quarter. Operating expenses are expected to increase throughout 2014 as construction activity increases and we prepare to provide additional gathering and processing services in this region in future periods.  The most significant operating expenses in this region are compression costs and compensation.  Operating expenses per mcf have decreased in the Current Quarter as a result of the volume growth in this region.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $1.0 million compared to $1.0 million during the Prior Quarter.  Increased capital expenditures made in this region during 2014 and 2013 were offset by a change in depreciation for the estimated useful lives of gathering systems in this region during the Current Quarter.

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

Revenues. Our Current Quarter revenues in the Utica totaled $43.8 million compared to $15.0 million in the Prior Quarter, an increase of $28.8 million.  The growth is primarily the result of increased throughput due to increased drilling and compression activity which resulted in a $30.0 million increase in revenue.

Operating Expenses. For the Current Quarter, operating expenses totaled $7.6 million, or $0.13 per Mcf compared to $3.9 million, or $0.20 per Mcf during the Prior Quarter. The increase in operating expenses is primarily a result of the increase in operating activity in the Utica Shale region.  Operating expenses per mcf have decreased in the Current Quarter as a result of the volume growth in this region.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $5.6 million compared to $2.8 million during the Prior Quarter. The increase was due to capital expenditures made in this region during 2014.

Income from unconsolidated affiliates. For the Current Quarter and the Prior Quarter, income (loss) from unconsolidated affiliates was $9.9 million and $(1.5) million, respectively.

Mid-Continent

Revenues. For the Current Quarter, Mid-Continent revenues totaled $52.9 million compared to $41.7 million in the Prior Quarter, an increase of $11.2 million, or 26.9 percent.  This increase was caused primarily by a 2.5 percent annual rate increase and a 15 percent increase in fees as a result of rate redetermination, both effective January 1, 2014, offset by a 5.2 percent decrease in throughput.

Operating Expenses. For the Current Quarter, operating expenses were $21.4 million, or $0.42 per Mcf compared to $18.7 million, or $0.35 per Mcf during the Prior Quarter. The increase occurred across most operating costs in this region as a result of our increased activity driven by greater drilling activity in this liquids-rich region by our producer customers.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $6.8 million compared to $10.1 million during the Prior Quarter. The decrease was due to the change in depreciation for the estimated useful lives of gathering systems in this region during the Current Quarter, partially offset by capital expenditures made in this region during 2014 and 2013.

Income from unconsolidated affiliates. We own a 33.33 percent equity interest in Ranch Westex JV LLC, which we own jointly with Regency Energy Partners, LP and Anadarko Pecos Midstream LLC. For the Current Quarter and the Prior Quarter, income from unconsolidated affiliates was $2.8 million and $0.4 million, respectively.

Corporate

Operating Expenses. For the Current Quarter, operating expenses were $24.6 million compared to $6.8 million during the Prior Quarter. The increase in operating expenses is primarily attributable to an increase in ad valorem taxes of $3.0 million and equity compensation of $12.0 million due to the accelerated vesting of the Long-Term Incentive Plan equity awards as a result of the Williams Acquisition.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Quarter was $9.0 million compared to $4.1 million during the Prior Quarter. The increase in depreciation expense is a result of capital expenditures to back office infrastructure made in 2014 and 2013.

General and Administrative Expense. During the Current Quarter, general and administrative expenses were $84.7 million compared to $24.5 million during the Prior Quarter. The increase is attributable to an increase in equity compensation expense of $57.3 million, due to accelerated vesting of the MICP and Long-Term Incentive Plan equity awards as a result of the Williams acquisition.

Interest Expense. Interest expense was $44.3 million for the Current Quarter compared to $28.6 million for the Prior Quarter. These amounts were net of $9.9 million and $12.7 million of capitalized interest during the Current Quarter and the Prior Quarter, respectively. The increase is related to interest expense on the 2021 Notes and 2024 Notes issued in August 2013 and March 2014, respectively.  Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

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

Results of Operations – Nine Months Ended September 30, 2014 versus September 30, 2013

The following table sets forth certain information regarding revenues, operating expenses, other income and expenses, key performance metrics and operational data for the Partnership for the nine months ended September 30, 2014 (the “Current Period”) and the nine months ended September 30, 2013 (the “Prior Period”):

	Nine Months Ended September 30,
	2014	2013	% Change(4)
	($ in thousands, except operational data)
Revenues(1)	$883,861	$745,144	18.6%
Operating expenses	307,088	249,140	23.3
Depreciation and amortization expense	241,974	215,605	12.2
General and administrative expense	156,094	73,293	N.M.
Other operating expense	4,287	1,744	N.M.
Total operating expenses	709,443	539,782	31.4
Operating income	174,418	205,362	(15.1)
Income from unconsolidated affiliates	144,008	91,588	57.2
Interest expense	(125,829)	(83,394)	50.9
Other income	802	631	27.1
Income before income tax expense	193,399	214,187	(9.7)
Income tax expense	3,500	3,853	(9.2)
Net income	189,899	210,334	(9.7)
Net income attributable to noncontrolling interests	20,149	3,366	N.M.
Net income attributable to Access Midstream Partners, L.P.	$169,750	$206,968	(18.0)
Key Performance Metrics:
Adjusted EBITDA(2)	$844,005	$617,987	36.6
Distributable cash flow(2)	$499,696	$454,782	9.9
Operational Data(3):
Throughput, Bcf per day	3.961	3.671	7.9
Miles of pipe at end of period	6,773	6,766	0.1
Gas compression (horsepower) at end of period	680,521	534,072	27.4
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

The following tables reflect the Partnership’s revenues, throughput, operating expenses and operating expenses per Mcf of throughput by segment for the nine months ended September 30, 2014 and 2013 (please note that revenue and operating expenses related to our equity investments (primarily in the Marcellus Shale region) are excluded from the tables below as the financial results for our equity investments are reported separately. Please read “Income from Unconsolidated Affiliates” in this Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Nine Months Ended September 30,
	2014	2013	% Change(2)
	($ In thousands, except percentages and throughput data)
Revenues(1):
Barnett Shale	$252,012	$277,650	(9.2)%
Eagle Ford Shale	253,018	200,205	26.4
Haynesville Shale	90,340	92,513	(2.3)
Marcellus Shale	9,732	10,750	(9.5)
Niobrara Shale	19,727	8,879	N.M.
Utica Shale	102,261	27,770	N.M.
Mid-Continent	156,771	127,377	23.1
	$883,861	$745,144	18.6%
Throughput (bcf)(1):
Barnett Shale	252.4	287.0	(12.1)%
Eagle Ford Shale	82.6	71.1	16.2
Haynesville Shale	171.3	190.6	(10.1)
Marcellus Shale	326.2	266.3	22.5
Niobrara Shale	7.2	3.3	N.M.
Utica Shale	88.5	24.5	N.M.
Mid-Continent	153.1	159.3	(3.9)
	1,081.3	1,002.1	7.9%
Operating Expenses(1):
Barnett Shale	$70,545	$71,537	(1.4)%
Eagle Ford Shale	52,977	43,805	20.9
Haynesville Shale	33,937	31,384	8.1
Marcellus Shale	4,891	4,331	12.9
Niobrara Shale	9,302	7,100	31.0
Utica Shale	27,822	8,666	N.M.
Mid-Continent	58,757	53,893	9.0
Corporate	48,857	28,424	71.9
	$307,088	$249,140	23.3%
Expenses ($ per mcf):
Barnett Shale	$0.28	$0.25	12.0%
Eagle Ford Shale	0.64	0.62	3.2
Haynesville Shale	0.20	0.16	25.0
Marcellus Shale	1.53	1.01	51.5
Niobrara Shale	0.65	1.11	(41.4)
Utica Shale	0.21	0.23	(8.7)
Mid-Continent	0.38	0.34	11.8
Corporate	—	—	—
	$0.38	$0.33	15.2%
(1)	Throughput in all regions represents the net throughput allocated to the Partnership’s interest. Revenues and expenses presented above reflect only consolidated results of operations.
(2)	N.M. – not meaningful

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

Barnett Shale

Revenues. For the Current Period, Barnett Shale revenues totaled $252.0 million compared to $277.7 million in the Prior Period, a decrease of $25.7 million, or 9.2 percent. A decrease in throughput due to decreased drilling activity resulted in a $36.6 million decrease in revenue which was partially offset by an annual fixed fee rate escalation of two percent on January 1, 2014. Because throughput in the Barnett Shale during the Current Period was significantly below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2014 fourth quarter. The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year. If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $95.3 million in the Current Period and $37.5 million in the Prior Period based on the projected full year volume shortfall.

Operating Expenses. For the Current Period, operating expenses were $70.5 million, or $0.28 per Mcf, compared to $71.5 million, or $0.25 per Mcf, during the Prior Period.  Total operating expenses remained flat due to an increase in ad valorem taxes, which was a result of capital investment in the Barnett Shale region in 2013, offsetting a decrease in compression expense. While total operating costs remained consistent, operating expense per Mcf has increased due to both decreased drilling activity in the region caused by the low natural gas price environment and the natural decline of existing wells.

Depreciation and Amortization Expense. For the Current Period and the Prior Period, depreciation expense was $66.7 million and $72.7 million, respectively. The decrease was due to the change in depreciation for the estimated useful lives of gathering systems in this region during the Current Period, partially offset by capital expenditures made in this region during 2014 and 2013.

Eagle Ford Shale

Revenues. For the Current Period, revenues in the Eagle Ford totaled $253.0 million compared to $200.2 million in the Prior Period, an increase of $52.8 million, or 26.4 percent. The increase in revenues was primarily attributable to a 16.2 percent increase in throughput, a contractual increase in fees and additional services provided in this region.

Operating Expenses. For the Current Period, operating expenses totaled $53.0 million or $0.64 per Mcf, compared to $43.8 million, or $0.62 per Mcf, during the Prior Period. The most significant operating expenses in this region are compression and compensation costs, which both increased from the Prior Period due to increased activity in this region.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $41.9 million compared to $37.1 million during the Prior Period. Increased capital expenditures made in this region during 2014 and 2013 were offset by a change in depreciation for the estimated useful lives of gathering systems in this region during the Current Period.

Haynesville Shale

Revenues. For the Current Period, Haynesville Shale revenues totaled $90.3 million compared to $92.5 million in the Prior Period, a decrease of $2.2 million, or 2.3 percent. A decrease in throughput due to a decrease in drilling activity by Chesapeake resulted in an $8.6 million decrease in revenue which was partially offset by an annual rate escalation of 2.5 percent, and in the Springridge gathering system only, rate redetermination of 15 percent, both effective January 1, 2014.  Because throughput in the Haynesville Shale during the Current Period was below contractual minimum volume commitment levels, we expect to recognize additional revenue related to volume shortfall in the 2014 fourth quarter.  The minimum volume commitment is measured annually and the associated revenue is recognized in the fourth quarter of each year.  If our estimate of minimum volume commitment was recognized quarterly, revenue would have increased $18.7 million in the Current Period based on the projected full year volume shortfall.

Operating Expenses. For the Current Period, operating expenses were $33.9 million, or $0.20 per Mcf compared to $31.4 million, or $0.16 per Mcf during the Prior Period. The increase in operating expenses is primarily a result of increased ad valorem taxes due to reassessments on the properties for 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $55.0 million compared to $58.4 million during the Prior Period. The decrease was due to the change in depreciation for the estimated useful lives of gathering systems in this region during the Current Period, partially offset by capital expenditures made in this region during 2014 and 2013.

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

Income from Unconsolidated Affiliates.  We own an approximate average 47 percent interest in 10 gas gathering systems in the Marcellus Shale region in Pennsylvania and West Virginia. The remaining average 53 percent interests in these assets are owned primarily by Statoil, Anadarko, Epsilon and Mitsui. Income from unconsolidated affiliates for the Appalachia Midstream assets was $121.6 million and $93.7 million for the Current Period and Prior Period, respectively.  Revenues (net to our interest) for the Current Period and Prior Period were $206.3 million and $167.6 million, respectively.   The net increase was the result of throughput growth and increased drilling by our producer customers in the Marcellus Shale as well as increased construction activity where we invested $289.7 million of capital in 2013. Operating expenses for the Current Period and Prior Period were $35.0 million and $26.6 million, respectively.  The increase in operating expenses is consistent with the increase in revenues in the Marcellus region.  The margin for these assets is strong as a result of lower operating expenses than in many other regions of the United States. These lower operating expenses are primarily due to high reservoir pressures that reduce the need for compression in the transportation of commodities.  We expect our margin in the Marcellus Shale to remain strong; however, we could experience a slight decrease in our margin over time as the need for additional compression increases. The following table summarizes the results of the Appalachia Midstream assets (net to our interest) for the Current Period and Prior Period:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Revenues ($ in thousands)	$206,335	$167,623
Throughput (Bcf)	323.0	262.0
Operating expenses ($ in thousands)	$34,976	$26,607
Expenses ($ per Mcf)	0.11	0.10

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

Revenues. Our Current Period revenues in the Niobrara totaled $19.7 million compared to $8.9 million in the Prior Period, an increase of $10.8 million.  An increase in throughput was partially offset by a fee redetermination decrease effective January 1, 2014. We continue to invest significant capital in this region and expect to connect a significant number of wells to our gathering systems that will drive volume growth in future periods.

Operating Expenses. For the Current Period, operating expenses totaled $9.3 million, or $0.65 per Mcf compared to $7.1 million, or $1.11 per Mcf during the Prior Period. Operating expenses are expected to increase throughout 2014 as construction activity increases and we prepare to provide additional gathering and processing services in this region in future periods.  The most significant operating expenses in this region are compression costs and compensation.  Operating expenses per mcf have decreased in the Current Period as a result of the volume growth in this region.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $3.9 million compared to $2.9 million during the Prior Period.  The increase was due to capital expenditures made in this region during 2014.

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

Revenues. Our Current Period revenues in the Utica totaled $102.3 million compared to $27.8 million in the Prior Period, an increase of $74.5 million.  The growth is primarily the result of increased throughput due to increased drilling and compression activity which resulted in a $74.0 million increase in revenue.

Operating Expenses. For the Current Period, operating expenses totaled $27.8 million, or $0.21 per Mcf compared to $8.7 million, or $0.23 per Mcf during the Prior Period. The increase in operating expenses is primarily a result of the increase in operating activity in the Utica Shale region.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $15.0 million compared to $6.2 million during the Prior Period. The increase was due to capital expenditures made in this region during 2014 and 2013.

Income from unconsolidated affiliates. For the Current Period and the Prior Period, income (loss) from unconsolidated affiliates was $15.0 million and $(2.5) million, respectively.

Mid-Continent

Revenues. For the Current Period, Mid-Continent revenues totaled $156.8 million compared to $127.4 million in the Prior Period, an increase of $29.4 million, or 23.1 percent.  This increase was caused primarily by a 2.5 percent annual rate increase and a 15 percent increase in fees as a result of rate redetermination, both effective January 1, 2014, offset by a 3.9 decrease in throughput.

Operating Expenses. For the Current Period, operating expenses were $58.8 million, or $0.38 per Mcf compared to $53.9 million, or $0.34 per Mcf during the Prior Period. The increase occurred across all operating costs in this region as we continue to experience increased drilling activity in this liquids-rich region by our producer customers.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $28.2 million compared to $26.9 million during the Prior Period. Increased capital expenditures made in this region during 2014 and 2013 were offset by a change in depreciation for the estimated useful lives of gathering systems in this region during the Current Period.

Income from unconsolidated affiliates. We own a 33.33 percent equity interest in Ranch Westex JV LLC, which we own jointly with Regency Energy Partners, LP and Anadarko Pecos Midstream LLC. For the Current Period and the Prior Period, income from unconsolidated affiliates was $7.4 million and $0.5 million, respectively.

Corporate

Operating Expenses. For the Current Period, operating expenses were $48.9 million compared to $28.4 million during the Prior Period. The increase in operating expenses is primarily attributable to an increase in equity compensation of $12.0 million due to accelerated vesting of Long-Term Incentive Plan equity awards as a result of the Williams Acquisition and compensation of $5.1 million from additional technical resources to support our growth.

Depreciation and Amortization Expense. Depreciation and amortization expense for the Current Period was $25.5 million compared to $10.2 million during the Prior Period. The increase in depreciation expense is a result of capital expenditures to back office infrastructure made in 2014 and 2013.

General and Administrative Expense. During the Current Period, general and administrative expenses were $156.1 million compared to $73.3 million during the Prior Period. The increase is attributable to an increase in compensation expense of $75.1 million, primarily as a result of accelerated vesting of the MICP and Long-Term Incentive Plan equity awards as a result of the Williams Acquisition.

Interest Expense. Interest expense was $125.8 million for the Current Period compared to $83.4 million for the Prior Period. These amounts were net of $29.8 million and $32.6 million of capitalized interest during the Current Period and the Prior Period, respectively. The increase is related to interest expense on the 2021 Notes and 2024 Notes issued in August 2013 and March 2014, respectively.  Interest expense also includes commitment fees on the unused portion of our credit facility and amortization of debt issuance costs.

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

Working Capital (Deficit). Working capital is defined as the amount by which current assets exceed current liabilities, is an indication of liquidity and the potential need for short-term funding. As of September 30, 2014, we had a working capital deficit of $29.1 million and as of December 31, 2013, we had a working capital deficit of $48.5 million, due to our capital intensive business that requires significant investment in new midstream operating assets and to maintain and improve existing facilities.

Cash Flows. Net cash provided by (used in) operating activities, investing activities and financing activities of the Partnership for the nine months ended September 30, 2014 and September 30, 2013, were as follows:

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$533,334	$358,006
Investing activities	$(1,192,162)	$(1,164,001)
Financing activities	$669,460	$760,964

Operating Activities. Net cash provided by operating activities was $533.3 million for the Current Period compared to $358.0 million during the Prior Period. Changes in cash flow from operations are largely due to the same factors that affect our net income, excluding various non-cash items such as depreciation, amortization and gains or losses on the sales of fixed assets. The increase was primarily attributable to distributions of earnings received from our unconsolidated affiliates and the timing impacts on our working capital accounts.  Please read “Results of Operations” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Investing Activities. Net cash used in investing activities for the Current Period increased $28.2 million compared to the Prior Period. Approximately $1,192.2 million was used in investing activities during 2014. This amount included approximately $767.9 million in additions to property, plant and equipment, $159.2 million in the purchase of compression assets and $286.3 million in additions to our investments in unconsolidated affiliates.

Financing Activities. Net cash provided by financing activities decreased $91.5 million for the Current Period as compared to the Prior Period. This decrease was primarily attributable to an increase in payments on long-term borrowings offset by the issuance of senior notes during 2014.

Sources of Liquidity

At September 30, 2014, our sources of liquidity included:

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

Revolving Credit Facility

On May 13, 2013, we amended and restated our existing senior secured revolving credit facility. The amended and restated revolving credit facility matures in May 2018 and includes aggregate revolving commitments of $1.75 billion, including a sub-limit of $100.0 million for same-day swing line advances and a sub-limit of $200.0 million for letters of credit. In addition, the revolving credit facility’s accordion feature allows us to increase the available borrowing capacity under the facility up to $2.0 billion, subject to the satisfaction of certain conditions, including the identification of lenders or proposed lenders that agree to satisfy the increased commitment amounts under the revolving credit facility.  As of September 30, 2014, we had approximately $465.5 million of borrowings outstanding under our revolving credit facility. As of December 31, 2013, we had approximately $343.5 million of borrowings outstanding under our revolving credit facility.

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

The revolving credit facility agreement contains certain negative covenants that (i) limit our ability, as well as the ability of certain of our subsidiaries, among other things, to enter into hedging arrangements and create liens and (ii) require us to maintain a consolidated leverage ratio, and an EBITDA to interest expense ratio, in each case as described in the credit facility agreement. The revolving credit facility agreement also provides for the discontinuance of the requirement for us to maintain the EBITDA to interest expense ratio and allows for us to release all collateral securing the revolving credit facility if we reach investment grade status. The revolving credit facility agreement also requires us to maintain a consolidated leverage ratio of 5.5 to 1.0 (or 5.0 to 1.0 after we have released all collateral upon achieving investment grade status). We were in compliance with all covenants under the agreement at September 30, 2014 and December 31, 2013.

Senior Notes

On March 7, 2014, we and ACMP Finance Corp., a wholly owned subsidiary of Access MLP Operating, L.L.C., completed a public offering of $750 million in aggregate principal amount of 4.875 percent senior notes due 2024 (the “2024 Notes”). We used a portion of the net proceeds to repay borrowings outstanding under our revolving credit facility, including amounts incurred to fund the purchase price of and certain expenses related to our purchase of compression assets from MidCon, and for general partnership purposes, including funding working capital and our capital expenditure program. Debt issuance costs of $8.9 million are being amortized over the life of the 2024 Notes.

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

We, as the parent company, have no independent assets or operations. Our operations are conducted by our subsidiaries through our primary operating company subsidiary, Access MLP Operating, L.L.C., our direct 100 percent owned subsidiary. Access MLP Operating, L.L.C., Access Midstream Operating, L.L.C. and each of our other subsidiaries is a guarantor, other than Cardinal Gas Services, L.L.C., Jackalope Gas Gathering Services, L.L.C., Pecan Hill Water Solutions, LLC and ACMP Finance Corp., our indirect 100 percent owned subsidiary whose sole purpose is to act as co-issuer of any debt securities. Each guarantor is our direct or indirect 100 percent owned subsidiary. The guarantees are full and unconditional and joint and several, subject to certain automatic customary releases, including sale, disposition, or transfer of the capital stock or substantially all of the assets of a subsidiary guarantor, exercise of legal defeasance option or covenant defeasance option, and designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from our or its respective subsidiaries by dividend or loan. None of our assets or the assets of any guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act.

Equity Issuances

On August 2, 2013, we entered into an Equity Distribution Agreement (“ATM”) under which it may offer and sell common units, in amounts, at prices and on terms to be determined by market conditions and other factors, having an aggregate market value of up to $300 million. We are under no obligation to issue equity under the ATM. During the three-month period ended September 30, 2014, we did not issue common units under the ATM. During the nine-month period ended September 30, 2014, we sold an aggregate of 909,219 common units under the ATM for net proceeds of approximately $52.2 million, net of approximately $0.5 million in commissions, plus an approximate $1.0 million capital contribution from our general partner to maintain its two percent general partner interest.  We used the proceeds for general partnership purposes.

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

For the Current Period, growth capital expenditures totaled $814.0 million and maintenance capital expenditures totaled $97.5 million.  Current Period capital expenditures included $306.6 million for our share of capital expenditures in entities accounted for as equity investments.  Our future capital expenditures may vary significantly from budgeted amounts and from period to period based on the investment opportunities that become available to us.

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

Distributions

	Declaration Date	Record Date	Distribution Date	Distribution Declared	Total Cash Distribution
2014					($ in thousands)
Third quarter	October 23, 2014	November 7, 2014	November 14, 2014	$0.6150	$146,102
Second quarter	July 18, 2014	August 7, 2014	August 14, 2014	0.5950	138,469
First quarter	April 24, 2014	May 8, 2014	May 15, 2014	0.5750	129,993

2013
Fourth quarter	January 24, 2014	February 7, 2014	February 14, 2014	$0.5550	$122,131
Third quarter	October 25, 2013	November 7, 2013	November 14, 2013	0.5350	113,910
Second quarter	July 24, 2013	August 7, 2013	August 14, 2013	0.4850	97,780
First quarter	April 24, 2013	May 8, 2013	May 15, 2013	0.4675	93,358

Off-Balance Sheet Arrangements of Debt or Other Commitments

We have various other commitments which are disclosed in Note 7 (Commitments and Contingencies) and Note 8 (Fair Value Measures) of Notes to Condensed Consolidated Financial Statements.  We do not believe these commitments will prevent us from meeting our liquidity needs.

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

In July 2014, we reassessed the estimated useful lives of our gathering systems.  Following this assessment, we increased the useful lives of our gathering systems from 20 years to 30 years.  In accordance with FASB ASC 250, we determined that the change in depreciation method is a change in accounting estimate, and accordingly, the change will be applied on a prospective basis.  Please read Note 1 (Description of Business and Basis of Presentation) of Notes to Condensed Consolidated Financial Statements.

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

ITEM 4. Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, the principal executive officer and principal financial officer of our general partner have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2014.

There has been no change in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.  We are currently evaluating the impact of the Williams Acquisition and the proposed merger on the Partnership’s internal control over financial reporting.

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

Chesapeake and other customers of ours have been named in various lawsuits alleging underpayment of royalty.  In certain of these cases, we have also been named as a defendant based on allegations that we improperly participated with Chesapeake in causing the alleged royalty underpayments.  We believe that the claims asserted to date are subject to indemnity obligations owed to us by Chesapeake.  While no assurance can be given as to the ultimate outcome of these cases, we currently believe that the final resolution of these cases will not have a material adverse effect on our results of operations, financial position or liquidity.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with public offerings under the our Equity Distribution Agreement during the fourth quarter of 2013, the first quarter of 2014 and the second quarter of 2014, our general partner made additional capital contributions to us of $1.0 million on February 14, 2014, $0.1 million on May 15, 2014, and $0.9 million on August 14, 2014, respectively, to maintain its two percent interest in us. These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Agreement and Plan of Merger dated as of October 24, 2014, by and among Williams Partners L.P., Williams Partners GP LLC, Access Midstream Partners, L.P., Access Midstream Partners GP, L.L.C., and VHMS LLC	8-K	001-34831	2.1	10/27/2014
31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
99.1	Support Agreement, dated as of October 24, 2014, by and among Access Midstream Partners, L.P., Williams Partners L.P., and Williams Gas Pipeline Company, LLC.	8-K	001-34831	99.2	10/27/2014
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCESS MIDSTREAM PARTNERS, L.P.
By: Access Midstream Partners GP, L.L.C., its general partner

Date:	October 30, 2014	By:	/s/ J. MIKE STICE
J. Mike Stice
Chief Executive Officer

Date:	October 30, 2014	By:	/s/ DAVID C. SHIELS
David C. Shiels
Chief Financial Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Agreement and Plan of Merger dated as of October 24, 2014, by and among Williams Partners L.P., Williams Partners GP LLC, Access Midstream Partners, L.P., Access Midstream Partners GP, L.L.C., and VHMS LLC.	8-K	001-34831	2.1	10/27/2014
31.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	J. Mike Stice, Chief Executive Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	David C. Shiels, Chief Financial Officer, Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
99.1	Support Agreement, dated as of October 24, 2014, by and among Access Midstream Partners, L.P., Williams Partners L.P., and Williams Gas Pipeline Company, LLC.	8-K	001-34831	99.2	10/27/2014
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X