Form 10-Q
period 2015-06-30
WILLIAMS PARTNERS L.P.
filed 2015-07-30
CIK 1483096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 586,724,135 common units and 14,191,488 Class B units outstanding as of July 29, 2015.

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

•
The status, expected timing, and expected outcome of the proposed acquisition by The Williams Companies, Inc. (Williams) of our publicly held outstanding common units in exchange for shares of Williams’ common stock (Public Unit Exchange);

•
The status, expected timing, and expected outcome of the unsolicited proposal for Williams to be acquired in an all-equity transaction (Unsolicited Proposal) and the Williams Board of Directors’ exploration of strategic alternatives;

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
Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Limited partner units are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the risk factors referenced below in addition to the other information in this report. If any of the following risks were actually to occur, our business, results of operations and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline, and unitholders could lose all or part of their investment. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Satisfaction of the conditions to the completion of the Public Unit Exchange, including receipt of the approval of Williams’ stockholders;

•	The results of the Williams Board of Directors’ ongoing review of strategic alternatives;

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A. Risk Factors of this Form 10-Q.

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
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of June 30, 2015, we account for as an equity-method investment, including principally the following:
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
NGLs: Natural gas liquids; natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels, and gasoline additives, among other applications
NGL margins:  NGL revenues less Btu replacement cost, plant fuel, transportation, and fractionation
RGP Splitter:  Refinery grade propylene splitter
Williams: The Williams Companies, Inc. and, unless the context otherwise indicates, its subsidiaries (other than Williams Partners L.P. and its subsidiaries)

PART I – FINANCIAL INFORMATION

Williams Partners L.P.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions, except per-unit amounts)
Revenues:
Service revenues	$1,231	$763	$2,423	$1,526
Product sales	599	853	1,118	1,783
Total revenues	1,830	1,616	3,541	3,309
Costs and expenses:
Product costs	494	724	957	1,493
Operating and maintenance expenses	431	251	811	499
Depreciation and amortization expenses	419	207	838	415
Selling, general, and administrative expenses	164	134	357	264
Net insurance recoveries – Geismar Incident	(126)	(42)	(126)	(161)
Other (income) expense – net	38	27	55	44
Total costs and expenses	1,420	1,301	2,892	2,554
Operating income	410	315	649	755
Equity earnings (losses)	93	32	144	55
Other investing income (loss) – net	—	1	1	1
Interest incurred	(215)	(151)	(424)	(282)
Interest capitalized	12	25	29	50
Other income (expense) – net	32	6	48	9
Income before income taxes	332	228	447	588
Provision (benefit) for income taxes	—	5	3	13
Net income	332	223	444	575
Less: Net income attributable to noncontrolling interests	32	2	55	2
Net income attributable to controlling interests	$300	$221	$389	$573
Allocation of net income (loss) for calculation of earnings per common unit:
Net income attributable to controlling interests	$300	$221	$389	$573
Allocation of net income (loss) to general partner	216	156	411	336
Allocation of net income (loss) to Class B units	1	—	(1)	—
Allocation of net income (loss) to Class D units	—	18	68	32
Allocation of net income (loss) to common units	$83	$47	$(89)	$205
Basic earnings per common unit:
Net income (loss) per common unit	$.14	$.13	$(.16)	$.57
Weighted average number of common units outstanding (thousands)	586,696	361,620	547,069	361,620
Diluted earnings per common unit:
Net income (loss) per common unit	$.14	$.13	$(.16)	$.57
Weighted average number of common units outstanding (thousands)	587,088	361,620	547,069	361,620
Cash distributions per common unit	$.85	$.9165	$1.70	$1.8210
Other comprehensive income (loss):
Foreign currency translation adjustments	14	39	(73)	5
Other comprehensive income (loss)	14	39	(73)	5
Comprehensive income	$346	$262	371	580
Less: Comprehensive income attributable to noncontrolling interests	32	2	55	2
Comprehensive income attributable to controlling interests	$314	$260	$316	$578

See accompanying notes.

Williams Partners L.P.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2015	December 31, 2014
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$186	$171
Trade accounts and notes receivable – net	731	905
Inventories	168	231
Other current assets	221	198
Total current assets	1,306	1,505
Investments	8,711	8,399
Property, plant, and equipment, at cost	36,957	35,479
Accumulated depreciation	(8,770)	(8,157)
Property, plant, and equipment – net	28,187	27,322
Goodwill	1,145	1,120
Other intangible assets – net of accumulated amortization	10,157	10,451
Regulatory assets, deferred charges, and other	534	525
Total assets	$50,040	$49,322
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$710	$808
Affiliate	178	137
Accrued interest	234	215
Asset retirement obligations	39	40
Other accrued liabilities	374	392
Long-term debt due within one year	378	4
Commercial paper	1,743	798
Total current liabilities	3,656	2,394
Long-term debt	16,743	16,326
Asset retirement obligations	829	791
Deferred income taxes	127	133
Regulatory liabilities, deferred income, and other	1,019	993
Contingent liabilities (Note 10)
Equity:
Partners’ equity:
Common units (586,698,663 units and 362,556,333 outstanding at June 30, 2015 and December 31, 2014, respectively)	22,624	10,367
Class B units (14,191,488 units outstanding at June 30, 2015)	821	—
Class D units (21,574,035 units outstanding at December 31, 2014)	—	1,011
General partner	2,602	9,214
Accumulated other comprehensive income (loss)	(71)	2
Total partners’ equity	25,976	20,594
Noncontrolling interests in consolidated subsidiaries	1,690	8,091
Total equity	27,666	28,685
Total liabilities and equity	$50,040	$49,322

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Changes in Equity
(Unaudited)

	Williams Partners L.P.
	Limited Partners
	Common Units	Class B Units	Class D Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2014	$10,367	$—	$1,011	$9,214	$2	$20,594	$8,091	$28,685
Net income (loss)	(23)	(2)	1	413	—	389	55	444
Other comprehensive income (loss)	—	—	—	—	(73)	(73)	—	(73)
Contributions from The Williams Companies, Inc. – net (Note 1)	12,254	823	—	(6,573)	—	6,504	(6,484)	20
Amortization of beneficial conversion feature of Class D units (Note 4)	(68)	—	68	—	—	—	—	—
Conversion of Class D units to common units (Note 4)	1,080	—	(1,080)	—	—	—	—	—
Cash distributions	(997)	—	—	(453)	—	(1,450)	—	(1,450)
Contributions from general partner	—	—	—	4	—	4	—	4
Contributions from noncontrolling interests	—	—	—	—	—	—	57	57
Distributions to noncontrolling interests	—	—	—	—	—	—	(32)	(32)
Other	11	—	—	(3)	—	8	3	11
Net increase (decrease) in equity	12,257	821	(1,011)	(6,612)	(73)	5,382	(6,401)	(1,019)
Balance – June 30, 2015	$22,624	$821	$—	$2,602	$(71)	$25,976	$1,690	$27,666

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Millions)
OPERATING ACTIVITIES:
Net income	$444	$575
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	838	415
Provision (benefit) for deferred income taxes	2	10
Amortization of stock-based awards	16	—
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	185	23
Inventories	64	(81)
Other current assets and deferred charges	(45)	(37)
Accounts payable	(38)	(63)
Accrued liabilities	(14)	32
Affiliate accounts receivable and payable – net	42	34
Other, including changes in noncurrent assets and liabilities	(1)	(5)
Net cash provided by operating activities	1,493	903
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	942	(226)
Proceeds from long-term debt	4,825	2,740
Payments of long-term debt	(4,007)	—
Contributions from general partner	4	7
Distributions to limited partners and general partner	(1,450)	(1,122)
Distributions to noncontrolling interests	(32)	—
Contributions from noncontrolling interests	57	116
Contributions from The Williams Companies, Inc. – net	20	56
Payments for debt issuance costs	(29)	(23)
Other – net	14	14
Net cash provided by financing activities	344	1,562
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,450)	(1,667)
Net proceeds from dispositions	6	28
Purchase of business	(112)	—
Purchase of business from affiliate	—	(56)
Purchases of and contributions to equity-method investments	(483)	(231)
Other – net	217	67
Net cash used by investing activities	(1,822)	(1,859)

Increase (decrease) in cash and cash equivalents	15	606
Cash and cash equivalents at beginning of year	171	110
Cash and cash equivalents at end of period	$186	$716
_________
(1) Increases to property, plant, and equipment	$(1,376)	$(1,636)
Changes in related accounts payable and accrued liabilities	(74)	(31)
Capital expenditures	$(1,450)	$(1,667)

See accompanying notes.

Williams Partners L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K dated May 6, 2015. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
We are a publicly traded Delaware limited partnership. WPZ GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of June 30, 2015, Williams owns an approximate 58 percent limited partner interest, a 2 percent general partner interest, and incentive distribution rights (IDRs) in us.
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
Public Unit Exchange
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby Williams will acquire all of our publicly held outstanding common units in exchange for shares of Williams’ common stock (Public Unit

Notes (Continued)

Exchange). Each such common unit will be converted into the right to receive 1.115 shares of Williams’ common stock. In the event this agreement is terminated under certain circumstances, Williams could be required to pay us a $410 million termination fee, which would be settled through a reduction of quarterly incentive distributions payable to Williams (such reduction not to exceed $102.5 million per quarter). Williams currently owns approximately 60 percent of us, including the interests of the general partner and IDRs.
Williams’ Strategic Alternatives
On June 21, 2015, Williams publicly announced in a press release that it had received and subsequently rejected an unsolicited proposal for Williams to be acquired in an all-equity transaction. The unsolicited proposal was contingent on the termination of our pending Public Unit Exchange. Williams’ Board of Directors has authorized a process to explore a range of strategic alternatives, which could include, among other things, a merger, a sale of Williams, or continuing to pursue Williams’ existing operating and growth plan.
Description of Business
Our operations are located in North America and are organized into the following reportable segments: Access Midstream, Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services.
Access Midstream provides domestic gathering, treating, and compression services to producers under long-term, fixed-fee contracts. Its primary operating areas are in the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, the Marcellus Shale region primarily in Pennsylvania and West Virginia, the Utica Shale region of eastern Ohio, and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware, and Permian basins. Access Midstream also includes a 62 percent equity-method investment in Utica East Ohio Midstream, LLC (UEOM), a 50 percent equity-method investment interest in the Delaware basin gas gathering system in the Mid-Continent region, and Appalachia Midstream Services, LLC, which owns an approximate average 45 percent equity-method investment interest in 11 gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).
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
West is comprised of our gathering, processing, and treating operations in New Mexico, Colorado, and Wyoming and our interstate natural gas pipeline, Northwest Pipeline LLC (Northwest Pipeline). Effective during the first quarter of 2015, the operations of the Niobrara Shale region that were formerly within the Access Midstream segment were transferred into the West reportable segment. The prior period amounts and disclosures included herein have been recast for this change.
NGL & Petchem Services is comprised of our 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf Coast region, an oil sands offgas processing plant located near Fort McMurray, Alberta, and a natural gas liquid (NGL)/olefin fractionation facility and butylene/butane splitter facility at Redwater, Alberta. This segment also includes our NGL and natural gas marketing business, storage facilities, and an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in Overland Pass Pipeline, LLC (OPPL).

Notes (Continued)

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

The Merger has been accounted for as a combination between entities under common control, with Pre-merger WPZ representing the predecessor entity. As such, the accompanying financial statements represent a continuation of Pre-merger WPZ, the accounting acquirer, except for certain adjustments to give effect to the exchange ratio applied to Pre-merger WPZ’s historically outstanding units. Because the Merger was between entities under common control, it was treated similar to a pooling of interests whereby the historical results of operations for ACMP were combined with those of Pre-merger WPZ for periods under common control (periods subsequent to July 1, 2014) and the net assets of ACMP were combined at Williams’ historical basis. (See Note 2 – Acquisitions.)

Prior period amounts and disclosures have been recast for the Merger. Previously presented limited partner units of Pre-merger WPZ have been adjusted to reflect the exchange ratios above, which has resulted in an increase to earnings per unit of $.02 and $.10 per common unit for the three and six month periods ending June 30, 2014, respectively. Net income for the period ending June 30, 2014 decreased by $11 million related to certain costs associated with Williams’ acquiring control of ACMP. In conjunction with the Merger, the partners’ equity interests in ACMP have been reclassified out of the capital account of the general partner for interests owned by Williams and noncontrolling interests for interests held by the public and into the capital accounts of common and Class B interests as a Contributions from the Williams Companies, Inc. - net within the Consolidated Statement of Changes in Equity.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) (AOCI) is substantially comprised of foreign currency translation adjustments. These adjustments did not impact Net income in any of the periods presented.
Accounting standards issued but not yet adopted
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11 “Simplifying the Measurement of Inventory” (ASU 2015-11). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The new standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of the new standard.
In April 2015, the FASB issued ASU 2015-3 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-3). ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015, and interim periods within the reporting periods and requires retrospective presentation. We are evaluating the impact of the new standard.
In February 2015, the FASB issued ASU 2015-2 “Amendments to the Consolidation Analysis” (ASU 2015-2). ASU 2015-2 alters the models used to determine consolidation conclusions for certain entities, including limited partnerships, and may require additional disclosures. The ASU is effective for financial statements issued for reporting periods beginning after December 15, 2015, and interim periods within the reporting periods with either retrospective or modified retrospective presentation allowed. We are currently evaluating the impact of the new standard on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity

Notes (Continued)

expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within the reporting period. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.
Note 2 – Acquisitions
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
The following table presents the allocation of the acquisition-date fair value of the major classes of the assets acquired, which are presented in the Access Midstream segment, liabilities assumed, noncontrolling interest, and equity at July 1, 2014. Changes to the preliminary allocation disclosed in Exhibit 99.1 of the Form 8-K dated May 6, 2015, which were recorded in the first quarter of 2015, reflect an increase of $150 million in Property, plant, and equipment and $25 million in Goodwill, and a decrease of $168 million in Other intangible assets and $7 million in Investments. These adjustments during the measurement period were not considered significant to require retrospective revisions of our financial statements.

(Millions)
Accounts receivable	$168
Other current assets	63
Investments	5,865
Property, plant, and equipment	7,165
Goodwill	499
Other intangible assets	8,841
Current liabilities	(408)
Debt	(4,052)
Other noncurrent liabilities	(9)
Noncontrolling interest in ACMP’s subsidiaries	(958)
Noncontrolling interest representing ACMP public unitholders	(6,544)
Equity	(10,630)

Eagle Ford Gathering System
In May 2015, we acquired a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility in the Eagle Ford shale, included in our Access Midstream segment, for $112 million. The acquisition was accounted for as a business combination, and the preliminary allocation of the acquisition-date fair value of the major classes of assets acquired include $60 million of Property, plant, and equipment, at cost and $52 million of Other intangible assets – net of accumulated amortization in the Consolidated Balance Sheet.

UEOM Equity-Method Investment
In June 2015, we acquired an additional 13 percent equity interest in our equity-method investment, UEOM, for $357 million. Following the acquisition we own approximately 62 percent of UEOM. However, we continue to account for this as an equity-method investment because we do not control UEOM due to the significant participatory rights of our partner. In connection with the acquisition of the additional interest, our general partner has agreed to waive approximately $2 million of its IDR payments each quarter through 2017.

Notes (Continued)

Note 3 – Variable Interest Entities
As of June 30, 2015, we consolidate the following variable interest entities (VIEs):
Gulfstar One
We own a 51 percent interest in Gulfstar One LLC (Gulfstar One), a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. Gulfstar One includes a proprietary floating-production system, Gulfstar FPS, and associated pipelines which provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Gulfstar One’s economic performance. Construction of an expansion project is underway that will provide production handling and gathering services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico. The expansion project is expected to be in service in the first quarter of 2016. The current estimate of the total remaining construction costs for the expansion project is approximately $99 million, which we expect will be funded with revenues received from customers and capital contributions from us and the other equity partner on a proportional basis.
Constitution
We own a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its long-term firm transportation contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Constitution’s economic performance. We, as construction manager for Constitution, are building a pipeline connecting our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. We plan to place the project in service in the second half of 2016 and estimate the total remaining construction costs of the project to be approximately $634 million, which we expect will be funded with capital contributions from us and the other equity partners on a proportional basis.
Cardinal
We own a 66 percent interest in Cardinal Gas Services, L.L.C (Cardinal), a subsidiary that provides gathering services for the Utica region and is a VIE due to certain risks shared with customers. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Cardinal’s economic performance. We expect to fund future expansion activity with capital contributions from us and the other equity partner on a proportional basis.
Jackalope
We own a 50 percent interest in Jackalope Gas Gathering Services, L.L.C (Jackalope), a subsidiary that provides gathering and processing services for the Powder River basin and is a VIE due to certain risks shared with customers. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Jackalope’s economic performance. We expect to fund future expansion activity with capital contributions from us and the other equity partner on a proportional basis.

Notes (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of our consolidated VIEs:

	June 30, 2015	December 31, 2014	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$91	$113	Cash and cash equivalents
Accounts receivable	59	52	Trade accounts and notes receivable – net
Other current assets	3	3	Other current assets
Property, plant, and equipment – net	2,882	2,794	Property, plant, and equipment – net
Goodwill	107	103	Goodwill
Other intangible assets – net	1,461	1,493	Other intangible assets – net of accumulated amortization
Other noncurrent assets	3	14	Regulatory assets, deferred charges, and other
Accounts payable	(32)	(48)	Accounts payable – trade
Accrued liabilities	(22)	(36)	Other accrued liabilities
Current deferred revenue	(63)	(45)	Other accrued liabilities
Noncurrent deferred income taxes	—	(13)	Deferred income taxes
Asset retirement obligation	(95)	(94)	Asset retirement obligations, noncurrent
Noncurrent deferred revenue associated with customer advance payments	(357)	(395)	Regulatory liabilities, deferred income, and other

Notes (Continued)

Note 4 – Allocation of Net Income and Distributions
The allocation of net income among our general partner, limited partners, and noncontrolling interests is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Allocation of net income to general partner:
Net income	$332	$223	$444	$575
Net income applicable to pre-merger operations allocated to general partner	—	11	(2)	11
Net income applicable to pre-partnership operations allocated to general partner	—	—	—	(15)
Net income applicable to noncontrolling interests	(32)	(2)	(55)	(2)
Costs charged directly to the general partner	—	—	20	—
Income subject to 2% allocation of general partner interest	300	232	407	569
General partner’s share of net income	2%	2%	2%	2%
General partner’s allocated share of net income before items directly allocable to general partner interest	6	4	8	11
Priority allocations, including incentive distributions, paid to general partner	211	158	423	311
Pre-merger net income allocated to general partner interest	—	(11)	2	(11)
Pre-partnership net income allocated to general partner interest	—	—	—	15
Costs charged directly to the general partner	—	—	(20)	—
Net income allocated to general partner’s equity	$217	$151	$413	$326

Net income	$332	$223	$444	$575
Net income allocated to general partner’s equity	217	151	413	326
Net income (loss) allocated to Class B limited partners’ equity	2	—	(2)	—
Net income allocated to Class D limited partners’ equity (1)	—	18	69	22
Net income allocated to noncontrolling interests	32	2	55	2
Net income (loss) allocated to common limited partners’ equity	$81	$52	$(91)	$225

Adjustments to reconcile Net income (loss) allocated to common limited partners’ equity to Allocation of net income (loss) to common units:
Incentive distributions paid	211	158	423	311
Incentive distributions declared (2)	(209)	(163)	(421)	(321)
Impact of unit issuance timing	—	—	—	(10)
Allocation of net income (loss) to common units	$83	$47	$(89)	$205

(1)
Includes amortization of the beneficial conversion feature associated with the Pre-merger WPZ Class D units of $68 million for the six months ended June 30, 2015, and $15 million and $20 million for the three and six months ended June 30, 2014, respectively. See following discussion of Class D units.

(2)
The Board of Directors of our general partner declared a cash distribution of $0.85 per common unit on July 20, 2015, to be paid on August 13, 2015, to unitholders of record at the close of business on August 6, 2015.

Class B Units

The Class B units originated under ACMP and are not entitled to cash distributions. Instead, prior to conversion into common units, the Class B units receive quarterly distributions of additional paid-in-kind Class B units. Effective February 10, 2015, each Class B unit became convertible at the election of either us or the holders of such Class B unit

Notes (Continued)

into a common unit on a one-for-one basis.  During 2015, we have issued a total of 465,645 of additional paid-in-kind Class B units associated with quarterly distributions.  The Board of Directors of our general partner has authorized the issuance of 240,892 Class B units associated with the second-quarter distribution, to be issued on August 13, 2015.
Class D Units
Our Pre-merger WPZ Class D units issued in February 2014 in conjunction with our acquisition of certain Canadian operations were issued at a discount to the market price of Pre-merger WPZ’s common units, into which they were convertible. The discount represented a beneficial conversion feature and was reflected as an increase in the common unit capital account and a decrease in the Class D capital account on the Consolidated Statement of Changes in Equity. This discount was being amortized through the originally expected first-quarter 2016 conversion date, resulting in an increase to the Class D capital account and a decrease to the common unit capital account. The remaining unamortized balance was recognized in the first quarter of 2015 due to the Merger. All Pre-merger WPZ Class D units were converted into common units in conjunction with the Merger.
Distributions
The Pre-merger WPZ Class D units were not entitled to cash distributions. Instead, prior to conversion into Pre-merger WPZ common units, the Pre-merger WPZ Class D units received quarterly distributions of additional paid-in-kind Pre-merger WPZ Class D units.
Earnings per unit
Basic and diluted earnings per common unit are calculated using the two-class method. The Class B units are anti-dilutive at June 30, 2015. The difference between the basic and diluted weighted-average number of common units outstanding for the calculation of the earnings per common unit is due to nonvested restricted stock units.
Note 5 – Other Income and Expenses
The following table presents certain losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Access Midstream
Impairment of certain assets	$3	$—	$4	$—
Northeast G&P
Impairment of certain assets (see Note 9)	21	17	23	17
Atlantic-Gulf
Amortization of regulatory assets associated with asset retirement obligations	9	8	17	17
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

Notes (Continued)

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
We received $126 million of insurance recoveries related to the Geismar Incident during the three and six months ended June 30, 2015, and we received $50 million and $175 million during the three and six months ended June 30, 2014, respectively. The three and six month periods ended June 30, 2014, also include $8 million and $14 million, respectively, of related covered insurable expenses incurred in excess of our retentions (deductibles). These amounts are reported within our NGL & Petchem Services segment and reflected as a net gain in Net insurance recoveries – Geismar Incident in our Consolidated Statement of Comprehensive Income.
Since June 2013, we have settled claims associated with $480 million of available property damage and business interruption coverage for a total of $422 million.
Additional Items
Selling, general, and administrative expenses includes $1 million and $26 million for the three and six months ended June 30, 2015, respectively, and $2 million for the three and six months ended June 30, 2014, primarily related to professional advisory fees associated with the ACMP Acquisition and Merger, reported primarily within the Access Midstream segment. Selling, general, and administrative expenses for the three and six months ended June 30, 2015, also includes $4 million and $8 million, respectively, of related employee transition costs reported within the Access Midstream segment. Operating and maintenance expenses for the three and six months ended June 30, 2015, includes $8 million and $12 million, respectively, of transition costs reported within the Access Midstream segment. Additionally, Interest incurred includes $2 million for the six months ended June 30, 2015, and $9 million for the three and six months ended June 30, 2014, of transaction-related financing costs.
The three and six month periods ended June 30, 2015, include $19 million and $36 million, respectively, and the three and six month periods ended June 30, 2014, include $7 million and $10 million, respectively, of allowance for equity funds used during construction (AFUDC) reported within the Atlantic-Gulf segment in Other income (expense) – net below Operating income. AFUDC increased during 2015 due to the increase in spending on various Transco expansion projects and Constitution.
Other income (expense) – net below Operating income includes a $14 million gain for the three and six month periods ended June 30, 2015, resulting from the early retirement of certain debt.

Notes (Continued)

Note 6 – Provision (Benefit) for Income Taxes

The Provision (benefit) for income taxes includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Current:
State	$1	$2	$1	$2
Foreign	—	1	—	1
	1	3	1	3
Deferred:
State	$(7)	$(1)	$(6)	$—
Foreign	6	3	8	10
	(1)	2	2	10

Total provision (benefit)	$—	$5	$3	$13
The effective income tax rates for the total provision for the three and six month periods ended June 30, 2015 and 2014, are less than the federal statutory rate due to income not subject to U.S. federal tax and the effect of a Texas franchise tax rate decrease, partially offset by taxes on foreign operations. The 2015 state deferred benefit includes $7 million related to the impact of a Texas franchise tax rate decrease. The 2015 foreign deferred provision includes $8 million related to the impact of an Alberta provincial tax rate increase.
Note 7 – Inventories

	June 30, 2015	December 31, 2014
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$95	$150
Materials, supplies, and other	73	81
	$168	$231
Note 8 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On April 15, 2015, we paid $783 million, including a redemption premium, to early retire $750 million of 5.875 percent senior notes due 2021 with a carrying value of $797 million.
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
Commercial Paper Program
As of June 30, 2015, we had $1,743 million of Commercial paper outstanding under our $3 billion commercial paper program with a weighted average interest rate of 0.55 percent.

Notes (Continued)

Credit Facilities
On February 2, 2015, the credit facilities for Pre-merger WPZ and ACMP were terminated in connection with the Merger. Simultaneously, we also entered into a new $3.5 billion credit facility.

	June 30, 2015
	Stated Capacity	Outstanding
	(Millions)

Loans (1)	$3,500	$—
Swingline loans sublimit	150	—
Letters of credit sublimit	1,125	—
Letters of credit under certain bilateral bank agreements		3

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2015:
Measured on a recurring basis:
ARO Trust investments	$63	$63	$63	$—	$—
Energy derivatives assets designated as hedging instruments	1	1	—	1	—
Energy derivatives assets not designated as hedging instruments	2	2	—	—	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Notes receivable and other	6	6	3	3	—
Long-term debt, including current portion (1)	(17,117)	(16,997)	—	(16,997)	—

Assets (liabilities) at December 31, 2014:
Measured on a recurring basis:
ARO Trust investments	$48	$48	$48	$—	$—
Energy derivatives assets not designated as hedging instruments	3	3	1	—	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Notes receivable and other	5	4	—	4	—
Long-term debt, including current portion (1)	(16,325)	(16,607)	—	(16,607)	—

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
Energy derivatives: Energy derivatives include commodity based exchange-traded contracts and over-the-counter (OTC) contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring

Notes (Continued)

basis. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Energy derivatives assets are reported in Other current assets and Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Energy derivatives liabilities are reported in Other accrued liabilities and Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2015 or 2014.
Additional fair value disclosures
Notes receivable and other: The disclosed fair value of our notes receivable is primarily determined by an income approach which considers the underlying contract amounts and our assessment of our ability to recover these amounts. The current portion is reported in Trade accounts and notes receivable – net and Other current assets and the noncurrent portion is reported in Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet.
Long-term debt: The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments.
Assets measured at fair value on a nonrecurring basis
During the second quarter of 2015, we recorded impairment charges of $20 million for our Northeast G&P segment associated with certain surplus equipment reported in Property, plant, and equipment, at cost in the Consolidated Balance Sheet. The estimated fair value of this equipment at June 30, 2015, is $17 million. The estimated fair value is determined by a market approach based on our analysis of observable inputs in the principal market. These impairment charges are recorded in Other (income) expense – net within Costs and expenses in the Consolidated Statement of Comprehensive Income. These nonrecurring fair value measurements fall within Level 3 of the fair value hierarchy. Certain of these assets were previously presented as held for sale, but are now reported as held for use.
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
Note 10 – Contingent Liabilities
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2015, we have accrued liabilities totaling $18 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount

Notes (Continued)

in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.
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
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2015, we have accrued liabilities of $10 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2015, we have accrued liabilities totaling $8 million for these costs.
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
Multiple lawsuits, including class actions for alleged offsite impacts, property damage, customer claims, and personal injury, have been filed against us. To date, we have settled certain of the personal injury claims for an aggregate immaterial amount that we have recovered from our insurers. The trial for certain plaintiffs claiming personal injury, that was set to begin on June 15, 2015 in Iberville Parish, Louisiana, has been continued or postponed for at least 120 days. For these and all other unsettled lawsuits, we believe it is probable that additional losses will be incurred, while for the others we believe it is only reasonably possible that losses will be incurred. However, due to ongoing litigation concerning defenses to liability, the number of individual plaintiffs, limited information as to the nature and extent of all plaintiffs’ damages, and the ultimate outcome of all appeals, we are unable to reliably estimate any such losses at this time. We believe that it is probable that any ultimate losses incurred will be covered by our general liability insurance policy, which has an aggregate annual limit of $610 million and retention (deductible) of $2 million per occurrence.
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

Notes (Continued)

Shareholder Litigation
In July 2015, a purported stockholder of Williams filed a putative class and derivative action on behalf of Williams in the Court of Chancery of the State of Delaware. The action names as defendants certain members of Williams’ Board of Directors (Individual Defendants), as well as us, and names Williams as a nominal defendant.  Among other things, the action seeks to enjoin the Public Unit Exchange and seeks monetary damages, including the repayment of the $410 million termination fee that may become payable by Williams, in certain circumstances, if there were a termination of the merger agreement for the Public Unit Exchange.  The action alleges, among other things, that the Individual Defendants breached their fiduciary duties owed to Williams and its stockholders by failing to adequately evaluate an unsolicited proposal to acquire Williams in an all-equity transaction and by putting their personal interests ahead of the interests of Williams and its stockholders in connection with that unsolicited proposal. The action further alleges that we aided and abetted the alleged breaches.  We cannot reasonably estimate a range of potential loss at this time.
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

•
This measure is further adjusted to include our proportionate share (based on ownership interest) of Modified EBITDA from our equity-method investments calculated consistently with the definition described above.

Notes (Continued)

The following table reflects the reconciliation of Segment revenues to Total revenues as reported in the Consolidated Statement of Comprehensive Income.

	Access Midstream	Northeast G&P	Atlantic- Gulf	West	NGL & Petchem Services	Eliminations	Total
	(Millions)
Three Months Ended June 30, 2015
Segment revenues:
Service revenues
External	$336	$138	$465	$258	$34	$—	$1,231
Internal	—	2	1	—	—	(3)	—
Total service revenues	336	140	466	258	34	(3)	1,231
Product sales
External	—	30	83	8	478	—	599
Internal	—	5	42	60	35	(142)	—
Total product sales	—	35	125	68	513	(142)	599
Total revenues	$336	$175	$591	$326	$547	$(145)	$1,830

Three Months Ended June 30, 2014
Segment revenues:
Service revenues
External	$—	$107	$363	$261	$32	$—	$763
Internal	—	—	1	—	—	(1)	—
Total service revenues	—	107	364	261	32	(1)	763
Product sales
External	—	37	112	20	684	—	853
Internal	—	—	97	112	67	(276)	—
Total product sales	—	37	209	132	751	(276)	853
Total revenues	$—	$144	$573	$393	$783	$(277)	$1,616

Six Months Ended June 30, 2015
Segment revenues:
Service revenues
External	$635	$280	$922	$520	$66	$—	$2,423
Internal	—	2	2	—	—	(4)	—
Total service revenues	635	282	924	520	66	(4)	2,423
Product sales
External	—	67	151	16	884	—	1,118
Internal	—	6	95	116	72	(289)	—
Total product sales	—	73	246	132	956	(289)	1,118
Total revenues	$635	$355	$1,170	$652	$1,022	$(293)	$3,541

Six Months Ended June 30, 2014
Segment revenues:
Service revenues
External	$—	$206	$741	$517	$62	$—	$1,526
Internal	—	—	2	—	—	(2)	—
Total service revenues	—	206	743	517	62	(2)	1,526
Product sales
External	—	97	264	39	1,383	—	1,783
Internal	—	—	166	238	143	(547)	—
Total product sales	—	97	430	277	1,526	(547)	1,783
Total revenues	$—	$303	$1,173	$794	$1,588	$(549)	$3,309

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income as reported in the Consolidated Statement of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Modified EBITDA by segment:
Access Midstream	$273	$(2)	$501	$(2)
Northeast G&P	70	59	160	107
Atlantic-Gulf	389	270	724	536
West	150	199	311	411
NGL & Petchem Services	158	72	164	254
Other	13	(2)	10	(2)
	1,053	596	1,870	1,304
Accretion expense associated with asset retirement obligations for nonregulated operations	(9)	(6)	(16)	(9)
Depreciation and amortization expenses	(419)	(207)	(838)	(415)
Equity earnings (losses)	93	32	144	55
Other investing income (loss) – net	—	1	1	1
Proportional Modified EBITDA of equity-method investments	(183)	(62)	(319)	(116)
Interest expense	(203)	(126)	(395)	(232)
(Provision) benefit for income taxes	—	(5)	(3)	(13)
Net income	$332	$223	$444	$575
The following table reflects Total assets by reportable segment.

	Total Assets
	June 30, 2015	December 31, 2014
	(Millions)
Access Midstream	$22,666	$22,470
Northeast G&P	7,375	7,314
Atlantic-Gulf	11,598	11,124
West	5,175	5,176
NGL & Petchem Services	3,381	3,510
Other corporate assets	544	563
Eliminations (1)	(699)	(835)
Total	$50,040	$49,322

(1)	Eliminations primarily relate to the intercompany accounts receivable generated by our cash management program.

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
Our interstate natural gas pipeline strategy is to create value by maximizing the utilization of our pipeline capacity by providing high quality, low cost transportation of natural gas to large and growing markets. Our gas pipeline businesses’ interstate transmission and storage activities are subject to regulation by the FERC and as such, our rates and charges for the transportation of natural gas in interstate commerce, and the extension, expansion or abandonment of jurisdictional facilities and accounting, among other things, are subject to regulation. The rates are established through the FERC’s ratemaking process. Changes in commodity prices and volumes transported have limited near-term impact on these revenues because the majority of cost of service is recovered through firm capacity reservation charges in transportation rates.
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
Our reportable segments are Access Midstream, Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services, which are comprised of the following businesses as of June 30, 2015:

•
Access Midstream provides domestic gathering, treating, and compression services to producers under long-term, fixed fee contracts. Its primary operating areas are in the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana; the Marcellus Shale region primarily in Pennsylvania and West Virginia, the Utica Shale region of eastern Ohio, and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware and Permian basins. Access Midstream also includes a 62 percent equity-method investment in UEOM, a 50 percent equity-method investment interest in the Delaware basin gas gathering system in the Mid-Continent region, and Appalachia Midstream Services, LLC, which owns an approximate average 45 percent interest in 11 gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).

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

As of June 30, 2015, Williams holds an approximate 60 percent interest in us, comprised of an approximate 58 percent limited partner interest and all of our 2 percent general partner interest and IDRs.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our annual consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8‑K dated May 6, 2015.
Distributions
On July 20, 2015, our general partner’s Board of Directors approved a quarterly distribution to unitholders of $0.85 per common unit on August 13, 2015, on our outstanding common units to unitholders of record at the close of business on August 6, 2015.
Overview of Six Months Ended June 30, 2015
Net income attributable to controlling interests for the six months ended June 30, 2015, decreased $184 million compared to the six months ended June 30, 2014, primarily due to higher depreciation expense caused by significant projects that have gone into service since 2014, higher operations and maintenance expenses, increased interest expense associated with new debt issuances, as well as declines in NGL margins driven by 59 percent lower prices. These decreases were partially offset by new fee-based revenues associated with the start-up of Gulfstar One in the fourth quarter of 2014 and an increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2014 and 2015. See additional discussion in Results of Operations.
Abundant and low-cost natural gas reserves in the United States continue to drive demand for midstream and pipeline infrastructure. We believe that we have successfully positioned our energy infrastructure businesses for significant future growth.
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
Public Unit Exchange
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby Williams will acquire all of our publicly held outstanding common units in exchange for shares of Williams’ common stock (Public Unit Exchange). Each such common unit will be converted into the right to receive 1.115 shares of Williams’ common stock. In the event this agreement is terminated under certain circumstances, Williams could be required to pay us a $410 million termination fee, which would be settled through a reduction of quarterly incentive distributions payable to Williams (such reduction not to exceed $102.5 million per quarter). Williams currently owns approximately 60 percent of us, including the interests of the general partner and IDRs.
Williams’ Strategic Alternatives
On June 21, 2015, Williams publicly announced in a press release that it had received and subsequently rejected an unsolicited proposal for Williams to be acquired in an all-equity transaction. The unsolicited proposal was contingent

Management’s Discussion and Analysis (Continued)

on the termination of our pending Public Unit Exchange. Williams’ Board of Directors has authorized a process to explore a range of strategic alternatives, which could include, among other things, a merger, a sale of Williams, or continuing to pursue Williams’ existing operating and growth plan.
Geismar Incident and Plant Expansion
On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant. The incident (Geismar Incident) rendered the facility temporarily inoperable and resulted in significant human, financial, and operational effects. The Geismar plant ramped up in the second quarter of 2015 and the expanded plant is now online. This facility is part of our NGL & Petchem Services segment.
Our total property damage and business interruption loss exceeded our $500 million policy limit. Since June 2013, we have settled claims associated with $480 million of available property damage and business interruption coverage for a total of $422 million. This total includes $126 million which we received in the second quarter of 2015. The remaining insurance limits total approximately $20 million and we are vigorously pursuing collection.
Access Midstream
Eagle Ford Gathering System
In May 2015, we acquired a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility capable of handling up to 100 MMcf/d in the Eagle Ford shale for $112 million. The acquisition will immediately contribute approximately 20 MMcf/d to the existing Eagle Ford throughput of approximately 400 MMcf/d.
UEOM
In June 2015, WPZ acquired an approximate 13 percent equity interest in UEOM for approximately $357 million, increasing our ownership from 49 percent to approximately 62 percent.
West
Bucking Horse Gas Processing Facility
The Bucking Horse gas processing plant (Bucking Horse) began operating in February 2015. Bucking Horse is located in Converse County, Wyoming, and adds 120 MMcf/d of processing capacity in the Powder River basin Niobrara Shale play. Processed volumes at Bucking Horse have continued to increase through the second quarter of 2015 as existing rich gas production was re-directed from other third-party processing facilities. Bucking Horse has led to higher gathering volumes as previously curtailed production has increased due to the additional processing capability.
Atlantic Gulf
Northeast Connector
In May 2015, the Northeast Connector project was placed into service, which increased additional firm transportation capacity to 100 Mdth/d from Transco’s Station 195 in southeastern Pennsylvania to the Rockaway Delivery Lateral.
Rockaway Delivery Lateral
In May 2015, Transco’s Rockaway Delivery Lateral expansion between William’s Transco transmission pipeline and the National Grid distribution system was placed in service, which enabled us to begin providing 647 Mdth/d of additional firm transportation service to a distribution system in New York.

Management’s Discussion and Analysis (Continued)

Mobile Bay South III
In April 2015, Transco’s Mobile Bay South III expansion south from Station 85 in west central Alabama to delivery points along the line was placed into service, which enabled us to begin providing 225 Mdth/d of additional firm transportation service on the Mobile Bay Lateral.
Volatile Commodity Prices
NGL margins were approximately 59 percent lower in the first six months of 2015 compared to the same period of 2014 driven primarily by 60 percent lower non-ethane prices, partially offset by lower natural gas feedstock prices.
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
The following graph illustrates the effects of margin volatility and NGL production and sales volumes, as well as the margin differential between ethane and non-ethane products and the relative mix of those products.

Gathering and Processing Per Unit NGL Margin with Production and Sales Volumes by Quarter (excludes partially owned plants)

Cents per gallon
1.20
1.00
0.80
0.60
0.40
0.20
0.00
Gallons (Millions)
900
800
700
600
500
400
300
200
100
0
Q3'12
Q4'12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
Ethane production for others & change in inventory (millions of gallons)
Non-Ethane production for others & change in inventory (millions of gallons)
Equity Ethane sales (millions of gallons)
Equity Non-Ethane sales (millions of gallons)
Realized ethane margin (cents per gallon)
Realized non-ethane margin (cents per gallon)
Realized NGL margin (cents per gallon)

The potential impact of commodity price changes on our business for the remainder of 2015 is further discussed in the following Company Outlook.

Management’s Discussion and Analysis (Continued)

Company Outlook
As previously discussed, Williams is currently evaluating a range of strategic alternatives that could include, among other things, a merger, a sale of Williams, or continuing to pursue Williams’ existing operating and growth plan.  The following discussion reflects continued pursuit of our existing operating and growth plan.

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

Following the sharp decline in energy commodity prices in fourth quarter 2014, we expect crude oil, NGLs, and olefins prices to remain at lower levels throughout 2015 as compared to 2014 average prices, which will have an adverse effect on our operating results and cash flows. Fee-based businesses are a significant component of our portfolio and have further increased as a result of the Merger. This serves to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, we anticipate producer activities will be impacted by lower natural gas prices which may reduce our gathering and processing volumes from the current levels.

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

Management’s Discussion and Analysis (Continued)

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
Following the sharp decline in overall energy commodity prices in the fourth quarter of 2014, we anticipate the following trends in 2015, compared to 2014:

•	Natural gas and ethane prices are expected to be lower primarily due to higher inventory levels in the marketplace.

•	Non-ethane prices, including propane, are expected to be lower primarily due to oversupply and the sharp decline in crude oil prices.

•	Olefins prices, including propylene, ethylene, and the overall ethylene crack spread, are expected to be lower than 2014 levels due to the lower prices of crude oil and correlated products.

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

•	In our Atlantic-Gulf segment, we expect higher production handling volumes in 2015, following the completion of Gulfstar FPS in the fourth quarter of 2014.

•	We anticipate higher natural gas transportation revenues at Transco compared to 2014, as a result of expansion projects placed into service in 2014 and anticipated to be placed in service in 2015.

•	In our Northeast G&P segment, we anticipate growth in our natural gas gathering volumes compared to the prior year as our infrastructure grows to support producer activities in the region.

•	Volumes in the Haynesville area at our Access Midstream segment are expected to be higher in 2015 as compared to 2014 primarily due to an increase in well connections in the area.

•
We expect an increase in volumes in 2015, as compared to 2014 at our Access Midstream segment in the Utica area primarily due to the build out of the Cardinal system, relieving compression constraints and adding new well connections.

•	Our West segment expects an unfavorable impact in NGL margins in 2015 compared to 2014, primarily due to the sharp decline in NGL prices.

Management’s Discussion and Analysis (Continued)

•	In 2015, our domestic businesses anticipate a continuation of periods when it will not be economical to recover ethane.
Olefin production volumes

•
Our NGL & Petchem Services segment anticipates higher ethylene volumes in 2015 compared to 2014 substantially due to the repair and expansion of the Geismar plant, which returned to operations in late March.

Other

•
Operating results from our equity-method investments are expected to be higher in 2015 compared to 2014 primarily due to the completion of Discovery’s Keathley Canyon Connector lateral in the first quarter of 2015 and an anticipated increase in volumes as well as our increased ownership interest in UEOM. These increases are offset by an expected decrease in results from our equity-method investment in the Delaware basin gas gathering system primarily due to a redetermination of rates in association with a contract extension.

•	Amounts recognized under minimum volume commitments at our Access Midstream segment in the Barnett area are expected to increase in 2015 compared to 2014.

•
We expect higher operating expenses in 2015 compared to 2014, related to our growing operations in our Northeast G&P segment and expansion projects at Transco, partially offset by cost reductions and synergies associated with the Merger.

Expansion Projects
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

Management’s Discussion and Analysis (Continued)

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
Hillabee
In November 2014, we filed an application with the FERC for approval of the initial phases of Transco’s Hillabee Expansion project, which involves an expansion of its existing natural gas transmission system from Station 85 in west central Alabama to a proposed new interconnection with Sabal Trail Transmission's system in Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail Transmission. We plan to place the initial phases of the project into service during the second quarters of 2017 and 2020, assuming timely receipt of all necessary regulatory approvals, and together they are expected to increase capacity by 1,025 Mdth/d.
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

Management’s Discussion and Analysis (Continued)

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
New York Bay
In July 2015, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Pennsylvania to the Rockaway Delivery Lateral transfer point and the Narrows meter station in Richmond County, New York. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 115 Mdth/d.
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

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change*	% Change*	2015	2014	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,231	$763	+468	+61%	$2,423	$1,526	+897	+59%
Product sales	599	853	-254	-30%	1,118	1,783	-665	-37%
Total revenues	1,830	1,616			3,541	3,309
Costs and expenses:
Product costs	494	724	+230	+32%	957	1,493	+536	+36%
Operating and maintenance expenses	431	251	-180	-72%	811	499	-312	-63%
Depreciation and amortization expenses	419	207	-212	-102%	838	415	-423	-102%
Selling, general, and administrative expenses	164	134	-30	-22%	357	264	-93	-35%
Net insurance recoveries – Geismar Incident	(126)	(42)	+84	+200%	(126)	(161)	-35	-22%
Other (income) expense – net	38	27	-11	-41%	55	44	-11	-25%
Total costs and expenses	1,420	1,301			2,892	2,554
Operating income	410	315			649	755
Equity earnings (losses)	93	32	+61	+191%	144	55	+89	+162%
Other investing income (loss) – net	—	1	-1	-100%	1	1	—	—%
Interest expense	(203)	(126)	-77	-61%	(395)	(232)	-163	-70%
Other income (expense) – net	32	6	+26	NM	48	9	+39	NM
Income before income taxes	332	228			447	588
Provision (benefit) for income taxes	—	5	+5	+100%	3	13	+10	+77%
Net income	332	223			444	575
Less: Net income attributable to noncontrolling interests	32	2	-30	NM	55	2	-53	NM
Net income attributable to controlling interests	$300	$221			$389	$573

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended June 30, 2015 vs. three months ended June 30, 2014
Service revenues increased primarily due to contributions from Access Midstream following the ACMP Acquisition in third quarter 2014. Additionally, production handling, gathering, processing, and transportation fee revenue all increased related to construction projects that have been placed into service, including Gulfstar One in the fourth quarter of 2014, expansion projects placed in service by Transco in late 2014 and in 2015, and new well connections and the completion of various compression projects in the Northeast.

Management’s Discussion and Analysis (Continued)

Product sales decreased primarily due to lower marketing sales driven by lower prices across all products, partially offset by higher non-ethane volumes. Equity NGL sales also decreased associated with sharp declines in NGL prices, partially offset by higher NGL volumes. These decreases were partially offset by olefin sales associated with the Geismar plant that returned to operations in late March 2015.
Product costs decreased primarily due to lower marketing purchases related to lower per-unit costs partially offset by higher non-ethane volumes. Natural gas purchases associated with the production of equity NGLs also decreased primarily related to lower natural gas prices, partially offset by higher volumes. These decreases were partially offset by an increase in olefin feedstock purchases primarily related to the Geismar plant return to operations.
Operating and maintenance expenses increased primarily due to new expenses associated with Access Midstream, the return to operations of the Geismar plant, new projects placed in service, and planned maintenance at our Canadian facilities.
Depreciation and amortization expenses increased primarily due to new expenses associated with Access Midstream and from depreciation on new projects placed in service, including Gulfstar One.
Selling, general, and administrative expenses increased primarily due to new expenses associated with Access Midstream.
Net insurance recoveries – Geismar Incident changed favorably primarily due to the receipt of $126 million of insurance recoveries in 2015 as compared to the receipt of $50 million of insurance recoveries in 2014.
Other (income) expense – net within Operating income changed unfavorably primarily due to $24 million of impairments of certain assets in 2015 compared to $17 million in 2014.
Operating income increased primarily due to increased service revenues related to construction projects placed in service, higher insurance recoveries related to the Geismar Incident, contributions from Access Midstream, and $34 million higher olefin margins primarily due to $50 million of margins contributed by our Geismar plant that returned to operations in 2015. These increases were partially offset by higher operating, maintenance, and depreciation expenses related to construction projects placed in service and the start-up of the Geismar plant, $56 million lower NGL margins driven by lower prices, 2015 costs related to the merger and integration of ACMP and higher impairments as previously discussed.
Equity earnings (losses) changed favorably primarily due to $40 million related to contributions of equity-method investments at Access Midstream, including the Appalachia Midstream Investments and UEOM and a $25 million increase at Discovery primarily related to the completion of the Keathley Canyon Connector in early 2015.
Interest expense increased due to a $64 million increase in Interest incurred primarily due to new debt issuances in 2014 and 2015 and new interest expense associated with debt from ACMP, partially offset by the absence of a $9 million ACMP Acquisition transaction-related financing fee incurred in the second quarter of 2014 and lower interest due to 2015 debt retirements. In addition, Interest capitalized decreased $13 million primarily related to construction projects that have been placed into service, partially offset by new capitalized interest attributable to Access Midstream. (See Note 2 – Acquisitions and Note 8 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Other income (expense) – net below Operating income changed favorably primarily due to a $14 million gain on early debt retirement in April 2015, as well as a $12 million benefit related to an increase in allowance for equity funds used during construction (AFUDC) associated with an increase in spending on various Transco expansion projects and Constitution.
Net income attributable to noncontrolling interests increased $17 million associated with the start-up of Gulfstar One. In addition, $13 million of the increase is associated with the ACMP Acquisition, including the noncontrolling interests in Cardinal and Jackalope.

Management’s Discussion and Analysis (Continued)

Six months ended June 30, 2015 vs. six months ended June 30, 2014
Service revenues increased primarily due to contributions from Access Midstream following the ACMP Acquisition in third quarter 2014, increased revenues associated with the start-up of operations at Gulfstar One during the fourth quarter of 2014, and an increase in gathering fees associated with increased volumes and additional contributions from expanded processing facilities at Northeast G&P. Additionally, service revenues reflect higher natural gas transportation fees due to new Transco projects placed in service in 2014 and 2015.
Product sales decreased primarily due to lower marketing sales driven by lower prices across all products, partially offset by higher non-ethane NGL volumes. Equity NGL sales also decreased associated with a decline in NGL prices, partially offset by higher NGL volumes. These decreases were partially offset by an increase in olefin sales primarily due to the resumption of our Geismar operations.
Product costs decreased primarily due to lower marketing purchases related to lower per-unit costs across all products, partially offset by higher non-ethane volumes, as well as a decrease in natural gas purchases associated with the production of equity NGLs driven by lower per-unit natural gas costs as a result of the significant decline in energy commodity prices during the fourth quarter of 2014, partially offset by higher volumes. These decreases were partially offset by an increase in olefin feedstock purchases primarily related to the Geismar plant return to operations.
Operating and maintenance expenses increased primarily due to new expenses associated with Access Midstream, the return to operations of the Geismar plant, new projects placed in service, and planned maintenance at our Canadian facilities.
Depreciation and amortization expenses increased primarily due to new expenses associated Access Midstream and from depreciation on new projects placed in service, including Gulfstar One.
Selling, general, and administrative expenses increased primarily due to $34 million of merger and transition-related costs recognized in 2015.
Net insurance recoveries – Geismar Incident changed unfavorably primarily due to the receipt of $126 million of insurance recoveries in 2015 as compared to the receipt of $175 million of insurance recoveries in 2014.
Other (income) expense – net within Operating income changed unfavorably primarily due to $27 million of impairments of certain assets in 2015 compared to $17 million in 2014.
Operating income decreased primarily due to higher operating, maintenance, and depreciation expenses related to construction projects placed in service and the start-up of the Geismar plant, $118 million lower NGL margins driven by lower prices, lower insurance recoveries related to the Geismar Incident, 2015 costs related to WPZ’s merger and integration of ACMP, lower marketing margins, and higher impairments as previously discussed. These decreases were partially offset by increased service revenues at Williams Partners related to construction projects placed in service, contributions from the operations acquired in the ACMP Acquisition, and $15 million higher olefin margins primarily due to $44 million of margins contributed by our Geismar plant that returned to operations in 2015, partially offset by lower olefin margins at our RGP splitter and at our Canadian operations.
Equity earnings (losses) changed favorably primarily due to $73 million related to contributions of equity-method investments at Access Midstream, including the Appalachia Midstream Investments and UEOM, as well as a $23 million increase at Discovery related to the completion of the Keathley Canyon Connector in early 2015, partially offset by our share of impairments recorded by Laurel Mountain in 2015.
Interest expense increased due to a $142 million increase in Interest incurred primarily due to new debt issuances in 2014 and 2015, as well as new interest expense associated with debt assumed in conjunction with the ACMP Acquisition. This increase was partially offset by lower interest due to 2015 debt retirements and the absence of a $9 million ACMP Acquisition transaction-related financing fee incurred in the second quarter of 2014. In addition, Interest capitalized decreased $21 million primarily related to construction projects that have been placed into service, partially offset by new capitalized interest attributable to Access Midstream. (See Note 2 – Acquisitions and Note 8 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Other income (expense) – net below Operating income changed favorably primarily due to a $26 million benefit related to an increase in allowance for equity funds used during construction (AFUDC) associated with an increase in spending on various Transco expansion projects and Constitution, as well as a $14 million gain on early debt retirement in April 2015.
Provision (benefit) for income taxes changed favorably primarily due to lower foreign pretax income associated with our Canadian operations. See Note 6 – Provision (Benefit) for Income Taxes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Net income attributable to noncontrolling interests increased $29 million associated with the start-up of Gulfstar One. In addition, $18 million of the increase is associated with the ACMP Acquisition, including the noncontrolling interests in Cardinal and Jackalope.
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
Access Midstream

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Service revenues	$336	$—	$635	$—

Segment costs and expenses	(155)	(2)	(306)	(2)
Proportional Modified EBITDA of equity-method investments	92	—	172	—
Access Midstream Modified EBITDA	$273	$(2)	$501	$(2)
Except for certain acquisition-related costs, the results of operations for the Access Midstream segment are only presented for periods under common control (periods subsequent to July 1, 2014) and are reflected at Williams’ historical basis in the underlying operations (see Note 2 – Acquisitions).
Three months and six months ended June 30, 2015 vs. three months and six months ended June 30, 2014
The increases in Service revenues, Segment costs and expenses and Proportional Modified EBITDA of equity-method investments for 2015 are due to the consolidation of Access Midstream.

Management’s Discussion and Analysis (Continued)

Northeast G&P

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Service revenues	$140	$107	$282	$206
Product sales	35	37	73	97
Segment revenues	175	144	355	303

Product costs	(33)	(37)	(70)	(95)
Other segment costs and expenses	(87)	(67)	(147)	(129)
Proportional Modified EBITDA of equity-method investments	15	19	22	28
Northeast G&P Modified EBITDA	$70	$59	$160	$107
Three months ended June 30, 2015 vs. three months ended June 30, 2014
Modified EBITDA increased primarily due to higher service revenues driven by new well connections and the completion of various compression, processing, fractionation, and transportation projects.
Service revenues increased primarily due to $17 million of revenues from our Ohio Valley Midstream business resulting from the addition of processing, fractionation, and transportation facilities placed in service in 2014 and 2015, as well as $14 million higher gathering fees associated with 9 percent higher volumes, driven by new well connections at Ohio Valley Midstream, the completion of various compression projects, and a net increase in gathering rates, primarily in the Susquehanna Supply Hub. Volumes at the Susquehanna Supply Hub were flat compared to the prior year quarter as a result of price-related production curtailments by producers in 2015.
Other segment costs and expenses increased primarily due to $21 million of impairment charges related to certain assets, as well as $15 million higher maintenance costs resulting from increased growth in operations and higher repair costs, partially offset by the absence of $17 million of impairment charges related to certain assets from the prior year.
Six months ended June 30, 2015 vs. six months ended June 30, 2014
Modified EBITDA increased primarily due to higher service revenues driven by new well connections and the completion of various compression, processing, fractionation, and transportation projects.
Service revenues increased primarily due to $49 million higher gathering fees associated with 20 percent higher volumes driven by new well connections at Ohio Valley Midstream and the completion of various compression projects, as well as a net increase in gathering rates, primarily in the Susquehanna Supply Hub. Volumes at the Susquehanna Supply Hub were impacted by price-related production curtailments by producers in 2015. Service revenues also increased $24 million due to contributions from our Ohio Valley Midstream business resulting from the addition of processing, fractionation, and transportation facilities placed in service in 2014 and 2015.
Product sales decreased primarily due to a $30 million decline in non-ethane marketing sales in the Ohio Valley Midstream business, resulting from a 58 percent decline in non-ethane per unit marketing sales prices. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Other segment costs and expenses increased primarily due to $23 million of impairment charges related to certain assets, as well as $20 million higher maintenance costs resulting from increased growth in operations and higher repair costs, partially offset by the absence of $17 million of impairment charges related to certain assets, $6 million in costs resulting from fire damage at a compressor station in the Susquehanna Supply Hub, and $5 million of charges related to a dispute.

Management’s Discussion and Analysis (Continued)

Proportional Modified EBITDA of equity-method investments decreased primarily due to $14 million lower earnings at Laurel Mountain resulting from $9 million of impairments and $5 million lower gathering fees due to lower gathering rates indexed to natural gas prices, partially offset by 15 percent higher volumes, all of which reflect an increase in our ownership percentage compared to the prior year. Caiman II earnings increased $8 million due to contributions from assets placed into service in 2014 and 2015, partially offset by the absence of business interruption insurance proceeds received in the prior year.
Atlantic-Gulf

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Service revenues	$466	$364	$924	$743
Product sales	125	209	246	430
Segment revenues	591	573	1,170	1,173

Product costs	(119)	(187)	(232)	(393)
Other segment costs and expenses	(150)	(150)	(319)	(313)
Proportional Modified EBITDA of equity-method investments	67	34	105	69
Atlantic-Gulf Modified EBITDA	$389	$270	$724	$536

NGL margin	$5	$20	$12	$34

Three months ended June 30, 2015 vs. three months ended June 30, 2014
Modified EBITDA increased primarily due to higher service revenues related to new fees from Gulfstar One and Transco expansion projects placed into service and to higher earnings at Discovery due to the completion of the Keathley Canyon Connector in the first quarter of 2015, partially offset by lower NGL margins.
Service revenues increased primarily due to $66 million of new fees associated with the start-up of operations at Gulfstar One in the fourth quarter of 2014 and a $38 million increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2014 and 2015.
Product sales decreased primarily due to:

•
An $82 million decrease in NGL and crude oil marketing revenues. NGL marketing sales decreased $52 million primarily due to a 55 percent decrease in non-ethane per-unit sales prices and 11 percent lower non-ethane sales volumes associated with the absence of a 2014 short-term increase in production in the western Gulf Coast. Crude oil marketing sales decreased $30 million primarily due to 46 percent lower crude oil per barrel sales prices, partially offset by 11 percent higher volumes associated with increased production at wells served by our Mountaineer crude oil pipeline. These changes in marketing revenues are offset by similar changes in marketing purchases.

•
An $18 million decrease in revenues from our equity NGLs reflecting a $9 million decrease associated with 45 percent lower volumes primarily related to changes in inventory, as well as a $9 million decrease associated with 45 percent lower realized per-unit sales prices.

•	An $18 million increase in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA.

Management’s Discussion and Analysis (Continued)

Product costs decreased primarily due to:

•	An $82 million decrease in marketing purchases (offset in Product sales);

•	An $18 million increase in system management gas costs (offset in Product sales).
Other segment costs and expenses remain unchanged but include a $12 million increase in AFUDC related to an increase in spending on various Transco expansion projects and Constitution. This decrease is substantially offset by the absence of a 2014 accrual reduction related to a litigation settlement, the absence of the 2014 capitalization of previously-expensed project development costs, and an unfavorable change in the deferral of asset retirement obligation-related depreciation to a regulatory asset.
Proportional Modified EBITDA of equity-method investments increased primarily related to higher earnings at Discovery due to the completion of the Keathley Canyon Connector in the first quarter of 2015.
Six months ended June 30, 2015 vs. six months ended June 30, 2014
Modified EBITDA increased primarily due to higher service revenues related to new fees from Gulfstar One and Transco expansion projects placed into service and to higher earnings at Discovery due to the completion of the Keathley Canyon Connector in the first quarter of 2015, partially offset by lower NGL margins.
Service revenues increased primarily due to $122 million of new fees associated with the start-up of operations at Gulfstar One in the fourth quarter of 2014 and a $58 million increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2014 and 2015.
Product sales decreased primarily due to:

•
A $166 million decrease in NGL and crude oil marketing revenues. NGL marketing sales decreased $88 million primarily due to a 55 percent decrease in non-ethane per-unit sales prices. Crude oil marketing sales decreased $78 million primarily due to 48 percent lower crude oil per barrel sales prices. These changes in marketing revenues are offset by similar changes in marketing purchases.

•
A $27 million decrease in revenues from our equity NGLs reflecting a $24 million decrease associated with 61 percent lower realized per-unit sales prices and a $3 million decrease associated with primarily lower non-ethane volumes.

•	A $12 million increase in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA.
Product costs decreased primarily due to:

•	A $166 million decrease in marketing purchases (offset in Product sales).

•	A $12 million increase in system management gas costs (offset in Product sales).
Other segment costs and expenses increased slightly primarily due to higher operating and maintenance expenses associated with construction projects placed in service, an unfavorable change in the deferral of asset retirement obligation-related depreciation to a regulatory asset, increased project development costs, expense recognized in 2015 to establish a regulatory liability associated with rate collections in excess of our pension funding obligation, and the absence of a 2014 accrual reduction related to a litigation settlement. These increases were substantially offset by a $26 million benefit related to an increase in AFUDC related to an increase in spending on various Transco expansion projects and Constitution.
Proportional Modified EBITDA of equity-method investments increased primarily related to higher earnings at Discovery due to the completion of the Keathley Canyon Connector in the first quarter of 2015.

Management’s Discussion and Analysis (Continued)

West

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Service revenues	$258	$261	$520	$517
Product sales	68	132	132	277
Segment revenues	326	393	652	794

Product costs	(37)	(68)	(73)	(140)
Other segment costs and expenses	(139)	(126)	(268)	(243)
West Modified EBITDA	$150	$199	$311	$411

NGL margin	$29	$60	$54	$125
Three months ended June 30, 2015 vs. three months ended June 30, 2014
Modified EBITDA decreased due to lower NGL margins primarily reflecting $51 million in lower per-unit NGL prices partially offset by $18 million in lower per-unit natural gas costs associated with the production of equity NGLs. The decrease in Modified EBITDA was also due to lower Service revenues driven by lower energy commodity-based fees and the absence of minimum volume shortfall payments received in 2014, partially offset by the addition of $7 million in Modified EBITDA attributed to the Niobrara operations resulting from the ACMP Acquisition.
Service revenues decreased due to lower energy commodity-based fees and the absence of minimum volume shortfall payments received in 2014, partially offset by the addition of gathering and processing revenues from the Niobrara operations resulting from the ACMP Acquisition.
Product sales decreased primarily due to:

•
A $46 million decrease in revenues from our equity NGLs reflecting a $51 million decrease associated with 52 percent lower average per-unit sales prices driven by the significant decline in NGL prices during the fourth quarter of 2014, partially offset by a $5 million increase in volumes primarily related to changes in inventory levels.

•
A $13 million decrease in NGL marketing revenues primarily due to 53 percent lower average per-unit sales prices driven by the significant decline in NGL prices during the fourth quarter of 2014, partially offset by slightly higher volumes (offset in Product costs).

Product costs decreased primarily due to:

•	A $12 million decrease in NGL marketing purchases (offset in Product sales).

•
A $15 million decrease in natural gas purchases associated with the production of equity NGLs driven by 52 percent lower average per-unit natural gas costs as a result of the significant decline in natural gas prices.

Other segment costs and expenses increased primarily due to the addition of costs and expenses from the Niobrara operations resulting from the ACMP Acquisition.

Management’s Discussion and Analysis (Continued)

Six months ended June 30, 2015 vs. six months ended June 30, 2014
Modified EBITDA decreased due to lower NGL margins primarily reflecting $111 million in lower per-unit NGL prices partially offset by $34 million in lower per-unit natural gas costs associated with the production of equity NGLs. The decrease in Modified EBITDA was also due to lower Service revenues driven by lower energy commodity-based fees and the absence of minimum volume shortfall payments received in 2014, partially offset by the addition of $11 million in Modified EBITDA attributed to the Niobrara operations resulting from the ACMP Acquisition.
Service revenues increased due to the addition of gathering and processing revenues from the Niobrara operations resulting from the ACMP Acquisition, partially offset by lower energy commodity-based fees and the absence of minimum volume shortfall payments received in 2014.
Product sales decreased primarily due to:

•
A $101 million decrease in revenues from our equity NGLs reflecting a $111 million decrease associated with 54 percent lower average per-unit sales prices driven by the significant decline in NGL prices during the fourth quarter of 2014, partially offset by a $10 million increase in volumes primarily related to changes in inventory levels.

•
A $33 million decrease in NGL marketing revenues primarily due to 56 percent lower average per-unit sales prices driven by the significant decline in NGL prices during the fourth quarter of 2014 (offset in Product costs).

•	An $11 million decrease in other product sales, primarily condensate sales, driven by lower energy commodity prices.
Product costs decreased primarily due to:

•	A $32 million decrease in NGL marketing purchases (offset in Product sales).

•
A $30 million decrease in natural gas purchases associated with the production of equity NGLs driven by 44 percent lower average per-unit natural gas costs as a result of the significant decline in natural gas prices.

•	A $5 million decrease in other product purchases driven by lower energy commodity prices.
Other segment costs and expenses increased primarily due to the addition of costs and expenses from the Niobrara operations resulting from the ACMP Acquisition.

Management’s Discussion and Analysis (Continued)

NGL & Petchem Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Service revenues	$34	$32	$66	$62
Product sales	513	751	956	1,526
Segment revenues	547	783	1,022	1,588

Product costs	(448)	(711)	(872)	(1,415)
Other segment costs and expenses	(76)	(51)	(132)	(99)
Net insurance recoveries – Geismar Incident	126	42	126	161
Proportional Modified EBITDA of equity-method investments	9	9	20	19
NGL & Petchem Services Modified EBITDA	$158	$72	$164	$254

Olefins margin	$61	$27	$70	$55
NGL margin	2	12	11	38
Marketing margin	(4)	(2)	(7)	13
Three months ended June 30, 2015 vs. three months ended June 30, 2014
Modified EBITDA increased in the second quarter of 2015 compared to the second quarter of 2014 primarily due to the higher insurance proceeds related to the Geismar Incident as well as higher olefin margins driven by the return to operation of the Geismar plant in late March 2015. These increases were partially offset by higher operating and maintenance costs.
Product sales decreased primarily due to:

•	A $283 million decrease in marketing revenues primarily due to lower prices across all products, partially offset by higher non-ethane volumes (substantially offset in Product costs).

•
A $14 million decrease in Canadian NGL sales revenues due to a $32 million decrease associated with lower prices, partially offset by an $18 million increase associated with higher volumes. Prices reflect 92 percent lower propane prices and 46 percent lower butane prices. The higher volumes are driven by higher propane volumes sold into the U.S. for storage due to the unfavorable propane market in Canada, as well as the absence of certain operational issues at the off-gas provider in 2014.

•
A $66 million increase in olefins sales comprised of $78 million in higher sales volumes from our Geismar plant that returned to operations, partially offset by a $12 million decrease from our Canadian operations. The decrease reflects $14 million in primarily 46 percent lower propylene prices, partially offset by 8 percent higher volumes.

Product costs decreased primarily due to:

•	A $281 million decrease in marketing product costs primarily due to lower per-unit costs, partially offset by higher non-ethane volumes (more than offset by lower Product sales).

•
A $4 million decrease in NGL product costs due to a $14 million decrease associated with the decline in the price of natural gas associated with the production of equity NGLs, partially offset by $10 million increase associated with primarily higher non-ethane volumes.

Management’s Discussion and Analysis (Continued)

•
A $32 million increase in olefin feedstock purchases comprised of $28 million due to increased volumes as our Geismar plant returned to operations and a $9 million increase in costs at our RGP splitter driven by the impact of holding a larger inventory balance as prices declined 37 percent. These increases are offset by $5 million in lower olefin feedstock purchases in our Canadian operations due to lower per-unit feedstock costs across all products.

The unfavorable change in Other segment costs and expenses is primarily due to higher operating expenses including increased expenses associated with the return to operation of the Geismar plant and planned maintenance related to our Canadian operations and Conway storage facilities.
The increase in Net insurance recoveries - Geismar Incident is primarily due to the receipt of $126 million of insurance proceeds in the second quarter of 2015 compared to $50 million received in the second quarter of 2014, as well as the absence of covered insurable expenses in excess of our retentions (deductibles) related to the Geismar Incident in the second quarter of 2015 compared to $8 million in the second quarter of 2014.
Six months ended June 30, 2015 vs. six months ended June 30, 2014
Modified EBITDA decreased in 2015 compared to 2014 primarily due to lower insurance proceeds related to the Geismar Incident, higher operating and maintenance costs, and lower marketing and Canadian NGL margins driven primarily by lower prices. These decreases are partially offset by higher olefin margins driven by the return to operation of the Geismar plant.
Product sales decreased primarily due to:

•	A $575 million decrease in marketing revenues primarily due to lower prices across all products, partially offset by higher non-ethane volumes (substantially offset in Product costs).

•
A $40 million decrease in Canadian NGL sales revenues comprised of a $75 million decrease associated with lower prices, partially offset by an increase of $35 million associated with higher volumes. Prices reflect 80 percent lower propane prices and 46 percent lower butane prices. The higher volumes are driven by higher propane volumes sold into the U.S. for storage due to the unfavorable propane market in Canada, as well as the absence of certain operational issues at the off-gas provider in 2014.

•
A $58 million increase in olefin sales primarily due to $77 million higher sales volumes from our Geismar plant that returned to operations, partially offset by a $25 million decrease from our Canadian operations. The decrease is comprised of $30 million in 44 percent lower per-unit prices, partially offset by $5 million in primarily higher propylene volumes.

Product costs decreased primarily due to:

•	A $555 million decrease in marketing product costs primarily due to lower per-unit costs, partially offset by higher non-ethane volumes (more than offset by lower Product sales).

•
A $13 million decrease in NGL product costs due to a $32 million decrease reflecting the decline in the price of natural gas associated with the production of equity NGLs, partially offset by a $19 million increase primarily associated with higher non-ethane volumes.

•
A $43 million increase in olefin feedstock purchases is comprised of $33 million in higher purchases due to increased volumes at our Geismar plant as it returned to operations and $20 million in higher costs at our RGP splitter driven by the impact of holding a larger inventory balance as prices declined 33 percent. These increases are partially offset by $10 million in lower olefin feedstock purchases in our Canadian operations primarily due to lower per-unit feedstock costs across all products.

Management’s Discussion and Analysis (Continued)

The unfavorable change in Other segment costs and expenses is primarily due to higher operating expenses including increased expenses associated with the return to operation of the Geismar plant and planned maintenance at our Canadian facilities.
The decrease in Net insurance recoveries - Geismar Incident is primarily due to the 2015 receipt of $126 million of insurance proceeds compared to $175 million received in 2014, partially offset by the absence of covered insurable expenses in excess of our retentions (deductibles) related to the Geismar Incident in 2015 compared to $14 million in 2014.

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

Management’s Discussion and Analysis (Continued)

As of June 30, 2015, we had a working capital deficit (current liabilities, inclusive of commercial paper outstanding and long-term debt due within one year, in excess of current assets) of $2.35 billion. Excluding the impact of the $1.743 billion in commercial paper outstanding, which we consider to be a reduction of our credit facility capacity as noted in the table below, our working capital deficit is $607 million. Our available liquidity to cover this deficit is as follows:

Available Liquidity	June 30, 2015
(Millions)
Cash and cash equivalents	$186
Capacity available under our $3.5 billion credit facility, less amounts outstanding under our $3 billion commercial paper program (1)	1,757
$1,943

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. At June 30, 2015, we had $1.743 billion of commercial paper outstanding. The highest amount outstanding under our commercial paper program and credit facility during 2015 was $3.1 billion. At June 30, 2015, we were in compliance with the financial covenants associated with this credit facility and the commercial paper program. See Note 8 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on our credit facility, commercial paper program, and termination of our short-term facility.

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
Shelf Registration
On February 25, 2015, we filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in us having an aggregate offering price of up to $1 billion. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between us and certain banks who may act as sales agents or purchase for their own accounts as principals. As of June 30, 2015, no common units have been issued under this registration.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method interest generally require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.

Management’s Discussion and Analysis (Continued)

Credit Ratings
Our ability to borrow money is impacted by our credit ratings. Our current ratings are as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating
Standard & Poor’s	Credit Watch	BBB	BBB
Moody’s Investors Service	Negative	Baa2	N/A
Fitch Ratings	Stable	BBB	N/A
As previously discussed, on June 21, 2015, Williams publicly announced in a press release that its Board of Directors has authorized a process to explore a range of strategic alternatives after it had received and subsequently rejected an unsolicited proposal for Williams to be acquired in an all-equity transaction. Following this announcement, on June 22, 2015, the credit ratings agencies affirmed and/or revised the outlook and ratings as noted in the table above. While Fitch Ratings made no changes to the outlook on this date, the other agencies revised the outlook noting the uncertainty associated with these events.
Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of June 30, 2015, we estimated that a downgrade to a rating below investment grade could require us to post up to $232 million in additional collateral with third parties.
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

The following table provides summary information related to our actual and expected capital expenditures, purchases of businesses, and contributions to equity-method investments for 2015. Included are gross increases to our property, plant, and equipment, including changes related to accounts payable and accrued liabilities:

	2015 Estimate	Six Months Ended June 30, 2015
	(Millions)
Maintenance	$430	$133
Expansion	3,525	1,838
Total	$3,955	$1,971
See Company Outlook - Expansion Projects for discussions describing the general nature of these expenditures.

Management’s Discussion and Analysis (Continued)

Cash Distributions to Unitholders
We expect to pay cash distributions of $0.85 per unit on August 13, 2015, on our outstanding common units to unitholders of record at the close of business on August 6, 2015. (See Note 4 – Allocation of Net Income and Distributions of Notes to Consolidated Financial Statements.)
Sources (Uses) of Cash

	Six Months Ended June 30,
	2015	2014
	(Millions)
Net cash provided (used) by:
Operating activities	$1,493	$903
Financing activities	344	1,562
Investing activities	(1,822)	(1,859)
Increase (decrease) in cash and cash equivalents	$15	$606

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
Financing activities
Significant transactions include:

•	$942 million in 2015 of net proceeds from commercial paper;

•	$226 million in 2014 net paid on commercial paper;

•	$2.992 billion in 2015 and $2.74 billion in 2014 net received from our debt offerings;

•	$1.533 billion paid in 2015 on our debt retirements;

•	$1.832 billion received in 2015 from our credit facility borrowings;

•	$2.472 billion paid in 2015 on our credit facility borrowings;

•
$1.45 billion, including $1.030 billion to Williams, in 2015 and $1.122 billion, including $836 million to Williams, in 2014 related to quarterly cash distributions paid to limited partner unitholders and the general partner;

•	$57 million in 2015 and $116 million in 2014 received in contributions from noncontrolling interests.
Investing activities
Significant transactions include:

•	Capital expenditures of $1.450 billion in 2015 and $1.667 billion in 2014;

Management’s Discussion and Analysis (Continued)

•	$112 million paid to purchase of a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility in the Eagle Ford shale;

•	Purchases of and contributions to our equity-method investments of $483 million in 2015 and $231 million in 2014.
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

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2015.
Foreign Currency Risk
Our foreign operations, whose functional currency is the local currency, are located in Canada. Net assets of our foreign operations were approximately $933 million and $992 million at June 30, 2015 and December 31, 2014, respectively. These investments have the potential to impact our financial position due to fluctuations in the local currency arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the functional currency against the U.S. dollar would have changed Total partners’ equity by approximately $187 million at June 30, 2015.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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
In November 2013, we became aware of deficiencies with the air permit for the Ft. Beeler gas processing facility located in West Virginia. We notified the EPA and the West Virginia Department of Environmental Protection and are working to bring the Ft. Beeler facility into full compliance. At June 30, 2015, we have accrued liabilities of $220,000 for potential penalties arising out of the deficiencies.
On November 7, 2014, the New Mexico Environment Department’s Air Quality Bureau (Bureau) issued a Notice of Violation (NOV) to Williams Four Corners LLC (Williams) for the El Cedro Gas Treating Plant alleging a failure by Williams to limit emissions to the allowable emission rates in violation of permit requirements, and for the failure to timely file initial and excess emission reports. The NOV followed an April 2014 inspection at the plant. Williams has provided Corrective Action Verification information to the Bureau and has entered into a First Amended Tolling Agreement to allow for additional time - until November 30, 2015 - for the parties to resolve the alleged violations.
Other
The additional information called for by this item is provided in Note 10 – Contingent Liabilities of the Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed, except as set forth below:
Williams’ receipt of the Unsolicited Proposal and review of strategic alternatives may be disruptive to our business.
On June 21, 2015, Williams publicly announced in a press release that it had received the Unsolicited Proposal and rejected it. The Unsolicited Proposal was contingent upon the termination of the pending Public Unit Exchange. Williams’ Board of Directors has authorized a process to explore a range of strategic alternatives, which could include, among other things, a merger, a sale of Williams, or continuing to pursue Williams’ existing operating and growth plan. Exploring strategic alternatives may create a significant distraction for the management team and board of directors of Williams and require Williams to expend significant time and resources and incur expenses for advisors. Moreover, the review of strategic alternatives may disrupt our business by causing uncertainty among current and potential employees of Williams and its affiliates that provide services to us as well as our suppliers, customers and investors. The selection and execution of a strategic alternative may lead to similar disruptions, and parties advocating for alternatives not selected may solicit support for such other alternatives, causing further disruption.
Additionally, certain officers of Williams are subject to change in control agreements, pursuant to which the officers may be entitled to severance payments and benefits upon a termination of their employment by Williams without cause or by them for good reason in connection with a change of control of Williams (each as defined in the applicable agreement). The change of control arrangements may not be adequate to allow Williams to retain critical employees during a time when a change of control is being proposed or is imminent.
These disruptions, alone or in combination, could negatively impact our business, financial condition, results of operations and our unit price.
The consummation of the Public Unit Exchange could be delayed or may fail to occur, and could negatively affect the price of our common units.
Williams’ Board of Directors has authorized a process to explore a range of strategic alternatives, which could include, among other things, a merger, a sale of Williams, or continuing to pursue Williams’ existing operating and growth plan. During the review of strategic alternatives, we and Williams continue to work towards the completion of the Public Unit Exchange. The Unsolicited Proposal is contingent upon the termination of the Public Unit Exchange. The announcement that Williams received the Unsolicited Proposal may make it more difficult to obtain the approval of Williams’ stockholders, which could prevent the consummation of the Public Unit Exchange. The consummation of the Public Unit Exchange is also subject to the satisfaction or waiver of conditions to closing contained in the merger agreement, including the approval of Williams’ stockholders. The satisfaction of such conditions to closing are not always within the parties’ control and, in some cases, are dependent on the actions of third parties including the SEC. In addition, the merger agreement provides certain termination rights that, in specified circumstances, give either or both of us and Williams the ability to terminate the merger agreement. The failure to satisfy or waive a closing condition or the occurrence of an event giving rise to a termination right could delay or prevent the consummation of the Public Unit Exchange. If the Public Unit Exchange is not consummated, the market price of our common units could decline.

Item 6. Exhibits

Exhibit No.		Description

§Exhibit 2.1	—
Agreement and Plan of Merger dated as of May 12, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC (filed on May 13, 2015 as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (file No. 001-34831) and incorporated herein by reference).

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
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Williams Partners L.P., dated as of June 10, 2015 (filed on June 12, 2015 as Exhibit 3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

*Exhibit 3.11	—	Composite Agreement of Limited Partnership of Williams Partners L.P.

Exhibit No.		Description

Exhibit 3.12	—
Certificate of Formation of Chesapeake Midstream GP, L.L.C. (filed on February 16, 2010 as Exhibit 3.3 to Williams Partners L.P.’s registration statement on Form S-1 (File No. 333-164905) and incorporated herein by reference).

Exhibit 3.13	—
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

Exhibit 3.15	—
Composite Certificate of Formation of WPZ GP LLC (filed on February 25, 2015 as Exhibit 3.4 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 3.16	—
Seventh Amended and Restated Limited Liability Company Agreement of WPZ GP LLC (filed on February 2, 2015 as Exhibit 3.3 to Williams Partners L.P.’s current report on Form 8‑K (File No. 001-34831) and incorporated herein by reference).

*#Exhibit 10.1	—	WPZ GP LLC Director Compensation Policy adopted April 20, 2015.
*Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.
*Exhibit 31.1	—
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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

§	Pursuant to Item 601(b)(2) of Regulation S-K., the registrant agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS PARTNERS L.P.
(Registrant)
By: Williams Partners GP LLC, its general partner

/s/ Ted T. Timmermans
Ted T. Timmermans
Vice President, Controller, and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
July 30, 2015

EXHIBIT INDEX

Exhibit No.		Description

§Exhibit 2.1	—
Agreement and Plan of Merger dated as of May 12, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC (filed on May 13, 2015 as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

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
Amendment No. 5 to the First Amended and Restated Agreement of Limited Partnership of Williams Partners L.P., dated as of June 10, 2015 (filed on June 12, 2015 as Exhibit 3 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

*Exhibit 3.11	—	Composite Agreement of Limited Partnership of Williams Partners L.P.
Exhibit 3.12	—
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

Exhibit 3.15	—
Composite Certificate of Formation of WPZ GP LLC (filed on February 25, 2015 as Exhibit 3.4 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 3.16	—
Seventh Amended and Restated Limited Liability Company Agreement of WPZ GP LLC (filed on February 2, 2015 as Exhibit 3.3 to Williams Partners L.P.’s current report on Form 8‑K (File No. 001-34831) and incorporated herein by reference).

*#Exhibit 10.1	—	WPZ GP LLC Director Compensation Policy adopted April 20, 2015
*Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges.
*Exhibit 31.1	—
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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

§	Pursuant to Item 601(b)(2) of Regulation S-K., the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.