Form 10-Q
period 2015-09-30
WILLIAMS PARTNERS L.P.
filed 2015-10-29
CIK 1483096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 586,731,036 common units and 14,432,380 Class B units outstanding as of October 26, 2015.

Williams Partners L.P.

The reports, filings, and other public announcements of Williams Partners L.P. (WPZ) may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	The status, expected timing and expected outcome of the proposed ETC Merger;

•	Events which may occur subsequent to the proposed ETC Merger including events which directly impact our business;

•	Expected levels of cash distributions with respect to general partner interests, incentive distribution rights and limited partner interests;

•	Our and our affiliates future credit ratings;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids, and olefins prices, supply, and demand;

•	Demand for our services.

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	The timing and likelihood of completion of the proposed ETC Merger, including the satisfaction of conditions to the completion of the proposed ETC Merger;

•	Energy Transfer’s plans for us, as well as the other master limited partnerships it currently controls, following the completion of the proposed ETC Merger;

•	Disruption from the proposed ETC Merger making it more difficult to maintain business and operational relationships;

•
Whether we have sufficient cash from operations to enable us to pay current and expected levels of cash distributions, if any, following the establishment of cash reserves and payment of fees and expenses, including payments to our general partner;

•	Availability of supplies, market demand and volatility of prices;

•
Inflation, interest rates, fluctuation in foreign exchange rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and execute investment opportunities;

•	Our ability to acquire new businesses and assets and successfully integrate those operations and assets into our existing businesses as well as successfully expand our facilities;

•	Development of alternative energy sources;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Costs of, changes in, or the results of laws, government regulations (including safety and environmental regulations), environmental liabilities, litigation, and rate proceedings;

•	Williams’ costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	Our allocated costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers and counterparties;

•
Risks related to financing, including restrictions stemming from debt agreements, future changes in credit ratings as determined by nationally-recognized credit rating agencies and the availability and cost of capital;

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Risks associated with weather and natural phenomena, including climate conditions;

•	Acts of terrorism, including cybersecurity threats and related disruptions;

•	Additional risks described in our filings with the SEC.

Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements. We disclaim any obligations to and do not intend to update the above list or announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions, or otherwise.

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 25, 2015 and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

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
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of September 30, 2015, we account for as an equity-method investment, including principally the following:
Aux Sable: Aux Sable Liquid Products LP
Caiman II: Caiman Energy II, LLC
Discovery: Discovery Producer Services LLC
Gulfstream: Gulfstream Natural Gas System, L.L.C.
Laurel Mountain: Laurel Mountain Midstream, LLC
OPPL: Overland Pass Pipeline Company LLC
UEOM: Utica East Ohio Midstream LLC
Government and Regulatory:
EPA: Environmental Protection Agency
FERC: Federal Energy Regulatory Commission

SEC: Securities and Exchange Commission
Other:
Williams: The Williams Companies, Inc. and, unless the context otherwise indicates, its subsidiaries (other than Williams Partners L.P. and its subsidiaries)
Energy Transfer: Energy Transfer Equity, L.P.
ETC: Energy Transfer Corp LP
Merger Agreement: Merger Agreement and Plan of Merger of Williams with Energy Transfer and certain of its affiliates
ETC Merger: Merger wherein Williams will be merged into ETC
B/B Splitter: Butylene/Butane splitter
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

PART I – FINANCIAL INFORMATION

Williams Partners L.P.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions, except per-unit amounts)
Revenues:
Service revenues	$1,232	$1,066	$3,655	$2,592
Product sales	560	942	1,678	2,725
Total revenues	1,792	2,008	5,333	5,317
Costs and expenses:
Product costs	426	807	1,383	2,300
Operating and maintenance expenses	394	354	1,205	853
Depreciation and amortization expenses	423	364	1,261	779
Selling, general, and administrative expenses	156	168	513	432
Net insurance recoveries – Geismar Incident	—	—	(126)	(161)
Other (income) expense – net	7	3	62	47
Total costs and expenses	1,406	1,696	4,298	4,250
Operating income	386	312	1,035	1,067
Equity earnings (losses)	92	85	236	140
Impairment of equity-method investments	(461)	—	(461)	—
Other investing income (loss) – net	—	—	1	1
Interest incurred	(216)	(200)	(640)	(482)
Interest capitalized	11	46	40	96
Other income (expense) – net	22	14	70	23
Income (loss) before income taxes	(166)	257	281	845
Provision (benefit) for income taxes	1	10	4	23
Net income (loss)	(167)	247	277	822
Less: Net income attributable to noncontrolling interests	27	14	82	16
Net income (loss) attributable to controlling interests	$(194)	$233	$195	$806
Allocation of net income (loss) for calculation of earnings per common unit:
Net income (loss) attributable to controlling interests	$(194)	$233	$195	$806
Allocation of net income (loss) to general partner	1	187	412	523
Allocation of net income (loss) to Class B units	(5)	—	(6)	—
Allocation of net income (loss) to Class D units	—	17	68	49
Allocation of net income (loss) to common units	$(190)	$29	$(279)	$234
Basic and diluted earnings (loss) per common unit:
Net income (loss) per common unit	$(.32)	$.08	$(.50)	$.64
Weighted-average number of common units outstanding (thousands)	586,722	362,064	560,432	361,770
Cash distributions per common unit	$.8500	$.9285	$2.5500	$2.7495

Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments	$6	$—	$6	$—
Reclassifications into earnings of net derivative instruments (gain) loss	(4)	—	(4)	—
Foreign currency translation adjustments	(64)	(53)	(137)	(48)
Other comprehensive income (loss)	(62)	(53)	(135)	(48)
Comprehensive income (loss)	(229)	194	142	774
Less: Comprehensive income attributable to noncontrolling interests	27	14	82	16
Comprehensive income (loss) attributable to controlling interests	$(256)	$180	$60	$758

See accompanying notes.

Williams Partners L.P.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2015	December 31, 2014
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$110	$171
Trade accounts and notes receivable – net	695	905
Inventories	156	231
Other current assets	188	198
Total current assets	1,149	1,505
Investments	8,198	8,399
Property, plant, and equipment, at cost	37,581	35,479
Accumulated depreciation	(9,065)	(8,157)
Property, plant, and equipment – net	28,516	27,322
Goodwill	1,145	1,120
Other intangible assets – net of accumulated amortization	10,052	10,451
Regulatory assets, deferred charges, and other	579	525
Total assets	$49,639	$49,322
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$676	$808
Affiliate	131	137
Accrued interest	183	215
Asset retirement obligations	26	40
Other accrued liabilities	721	392
Long-term debt due within one year	377	4
Commercial paper	1,530	798
Total current liabilities	3,644	2,394
Long-term debt	17,237	16,326
Asset retirement obligations	872	791
Deferred income taxes	120	133
Regulatory liabilities, deferred income, and other	1,039	993
Contingent liabilities (Note 11)
Equity:
Partners’ equity:
Common units (586,730,729 and 362,556,333 units outstanding at September 30, 2015 and December 31, 2014, respectively)	21,741	10,367
Class B units (14,432,380 units outstanding at September 30, 2015)	811	—
Class D units (21,574,035 units outstanding at December 31, 2014)	—	1,011
General partner	2,591	9,214
Accumulated other comprehensive income (loss)	(133)	2
Total partners’ equity	25,010	20,594
Noncontrolling interests in consolidated subsidiaries	1,717	8,091
Total equity	26,727	28,685
Total liabilities and equity	$49,639	$49,322

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Changes in Equity
(Unaudited)

	Williams Partners L.P.
	Limited Partners
	Common Units	Class B Units	Class D Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2014	$10,367	$—	$1,011	$9,214	$2	$20,594	$8,091	$28,685
Net income (loss)	(412)	(12)	1	618	—	195	82	277
Other comprehensive income (loss)	—	—	—	—	(135)	(135)	—	(135)
Contributions from The Williams Companies, Inc. – net (Note 1)	12,254	823	—	(6,573)	—	6,504	(6,484)	20
Amortization of beneficial conversion feature of Class D units (Note 4)	(68)	—	68	—	—	—	—	—
Conversion of Class D units to common units (Note 4)	1,080	—	(1,080)	—	—	—	—	—
Cash distributions	(1,496)	—	—	(677)	—	(2,173)	—	(2,173)
Contributions from general partner	—	—	—	11	—	11	—	11
Contributions from noncontrolling interests	—	—	—	—	—	—	85	85
Distributions to noncontrolling interests	—	—	—	—	—	—	(59)	(59)
Other	16	—	—	(2)	—	14	2	16
Net increase (decrease) in equity	11,374	811	(1,011)	(6,623)	(135)	4,416	(6,374)	(1,958)
Balance – September 30, 2015	$21,741	$811	$—	$2,591	$(133)	$25,010	$1,717	$26,727

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Millions)
OPERATING ACTIVITIES:
Net income	$277	$822
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,261	779
Provision (benefit) for deferred income taxes	1	20
Impairment of equity-method investments	461	—
Amortization of stock-based awards	22	3
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	206	(74)
Inventories	76	(89)
Other current assets and deferred charges	(11)	(46)
Accounts payable	(130)	25
Accrued liabilities	(35)	(184)
Affiliate accounts receivable and payable – net	(9)	(19)
Other, including changes in noncurrent assets and liabilities	(21)	20
Net cash provided by operating activities	2,098	1,257
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	727	39
Proceeds from long-term debt	5,450	3,568
Payments of long-term debt	(4,133)	(513)
Proceeds from sales of common units	—	55
Contributions from general partner	11	10
Distributions to limited partners and general partner	(2,173)	(1,775)
Distributions to noncontrolling interests	(59)	(62)
Contributions from noncontrolling interests	85	254
Contributions from The Williams Companies, Inc. – net	20	71
Payments for debt issuance costs	(30)	(24)
Special distribution from Gulfstream	396	—
Other – net	(4)	22
Net cash provided by financing activities	290	1,645
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(2,142)	(2,697)
Net proceeds from dispositions	3	35
Purchase of business	(112)	—
Purchase of business from affiliate	—	(56)
Purchases of and contributions to equity-method investments	(528)	(331)
Distributions from unconsolidated affiliates in excess of cumulative earnings	251	101
Other – net	79	74
Net cash used by investing activities	(2,449)	(2,874)
Increase (decrease) in cash and cash equivalents	(61)	28
Cash and cash equivalents at beginning of year	171	110
Cash and cash equivalents at end of period	$110	$138
_________
(1) Increases to property, plant, and equipment	$(2,049)	$(2,653)
Changes in related accounts payable and accrued liabilities	(93)	(44)
Capital expenditures	$(2,142)	$(2,697)
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
We are a publicly traded Delaware limited partnership. WPZ GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of September 30, 2015, Williams owns an approximate 58 percent limited partner interest, a 2 percent general partner interest, and incentive distribution rights (IDRs) in us.
Public Unit Exchange
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby Williams would have acquired all of our publicly held outstanding common units in exchange for shares of Williams’ common stock (Public Unit Exchange).
On September 28, 2015, we entered into a Termination Agreement and Release (Termination Agreement), terminating the Public Unit Exchange. Williams is required to pay us a $428 million termination fee, which will settle through a reduction of quarterly incentive distributions payable to Williams (such reduction not to exceed $209 million per quarter). Our next distribution in November 2015 will be reduced by $209 million related to this termination fee.
Williams’ Merger Agreement with Energy Transfer
On September 28, 2015, Williams publicly announced in a press release that it had entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Williams will be merged with and into Energy Transfer Corp LP (ETC) (ETC Merger) with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that will be treated as a corporation for U.S. federal income tax purposes. Immediately following the completion of the ETC Merger, ETC will contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to Williams stockholders in the ETC Merger. We expect to retain our current name and remain a publicly traded limited partnership following the ETC Merger.

Notes (Continued)

ACMP Merger
Pursuant to an Agreement and Plan of Merger dated as of October 24, 2014, the general partners of Williams Partners L.P. and Access Midstream Partners, L.P. agreed to combine those businesses and their general partners, with Williams Partners L.P. merging with and into Access Midstream Partners, L.P. and the Access Midstream Partners, L.P. general partner being the surviving general partner (ACMP Merger). Following the completion of the ACMP Merger on February 2, 2015, as further described below, the surviving Access Midstream Partners, L.P. changed its name to Williams Partners L.P. and the name of its general partner was changed to WPZ GP LLC. For the purpose of this report, Williams Partners L.P. (WPZ) refers to the renamed merged partnership, while Pre-merger Access Midstream Partners, L.P. (ACMP) and Pre-merger Williams Partners L.P. (Pre-merger WPZ) refer to the separate partnerships prior to the consummation of the ACMP Merger and subsequent name change.

In accordance with the terms of the ACMP Merger, each ACMP unitholder received 1.06152 ACMP units for each ACMP unit owned immediately prior to the ACMP Merger. Following this pre-merger split ACMP had 202,564,354 common units and 13,725,843 Class B units outstanding. In conjunction with the ACMP Merger, each Pre-merger WPZ common unit held by the public was exchanged for 0.86672 common units of ACMP. Each Pre-merger WPZ common unit held by Williams was exchanged for 0.80036 common units of ACMP. Prior to the closing of the ACMP Merger, the Class D limited partner units of Pre-merger WPZ, all of which were held by Williams, were converted into Pre-merger WPZ common units on a one-for-one basis pursuant to the terms of the partnership agreement of Pre-merger WPZ. All of the general partner interests of Pre-merger WPZ were converted into general partner interests of ACMP such that the general partner interest of ACMP represents 2 percent of the outstanding partnership interest.
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
Northeast G&P is comprised of our midstream gathering and processing businesses in the Marcellus and Utica shale regions, as well as a 69 percent equity-method investment in Laurel Mountain Midstream, LLC and a 58 percent equity-method investment in Caiman Energy II, LLC.
Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transcontinental Gas Pipe Line Company, LLC (Transco), and significant natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, as well as a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), a 41 percent interest in Constitution Pipeline Company, LLC (Constitution) (a consolidated entity), and a 60 percent equity-method investment in Discovery Producer Services LLC.
West is comprised of our gathering, processing, and treating operations in New Mexico, Colorado, and Wyoming and our interstate natural gas pipeline, Northwest Pipeline LLC. Effective during the first quarter of 2015, the operations of the Niobrara Shale region that were formerly within the Access Midstream segment were transferred into the West reportable segment. The prior period amounts and disclosures included herein have been recast for this change.
NGL & Petchem Services is comprised of our 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf Coast region, an oil sands offgas processing plant located near Fort McMurray, Alberta, and a natural gas liquid (NGL)/olefin fractionation facility

Notes (Continued)

and butylene/butane splitter facility at Redwater, Alberta. This segment also includes our NGL and natural gas marketing business, storage facilities, and an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in Overland Pass Pipeline, LLC.
Basis of Presentation
Prior to the ACMP Merger, Williams owned certain limited partnership interests in both Pre-merger WPZ and ACMP, as well as 100 percent of the general partners of both partnerships. Due to the ownership of the general partners, Williams controlled both partnerships. Williams’ control of Pre-merger WPZ began with its inception in 2005, while control of ACMP was achieved upon obtaining an additional 50 percent interest in its general partner effective July 1, 2014. Williams previously acquired 50 percent of the ACMP general partner in a separate transaction in 2012.

The ACMP Merger has been accounted for as a combination between entities under common control, with Pre-merger WPZ representing the predecessor entity. As such, the accompanying financial statements represent a continuation of Pre-merger WPZ, the accounting acquirer, except for certain adjustments to give effect to the exchange ratio applied to Pre-merger WPZ’s historically outstanding units. Because the ACMP Merger was between entities under common control, it was treated similar to a pooling of interests whereby the historical results of operations for ACMP were combined with those of Pre-merger WPZ for periods under common control (periods subsequent to July 1, 2014) and the net assets of ACMP were combined at Williams’ historical basis. (See Note 2 – Acquisitions.)

Prior period amounts and disclosures have been recast for the ACMP Merger. Previously presented limited partner units of Pre-merger WPZ have been adjusted to reflect the exchange ratios above, which has resulted in an increase to earnings per unit of $.01 and $.11 per common unit for the three and nine month periods ending September 30, 2014, respectively. Net income (loss) for the three and nine month periods ending September 30, 2014 increased by $29 million and $18 million, respectively. Historical earnings of ACMP prior to the ACMP Merger have been presented herein as allocated to either the capital account of the general partner for interests owned by Williams or to noncontrolling interests for interests held by the public.  Thus, there was no change in the total amount of historical earnings attributable to common unitholders. In conjunction with the ACMP Merger, the partners’ equity interests in ACMP have been reclassified out of the capital account of the general partner for interests owned by Williams and noncontrolling interests for interests held by the public and into the capital accounts of common and Class B interests as a Contributions from the Williams Companies, Inc. - net within the Consolidated Statement of Changes in Equity.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) (AOCI) is substantially comprised of foreign currency translation adjustments. These adjustments did not impact Net income (loss) in any of the periods presented.
Accounting standards issued but not yet adopted
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). ASU 2015-16 requires an entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date; and present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. We do not expect the new standard will have a significant impact on our consolidated financial statements.
In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (ASU 2015-15). In ASU 2015-15

Notes (Continued)

the FASB stated that the guidance in ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, and entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. The new standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective presentation, concurrent with ASU 2015-03. We do not expect the new standard will have a material impact on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” (ASU 2015-11). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The new standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of the new standard on our consolidated financial statements and our timing for adoption.
In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. The standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective presentation. Adoption of this standard would result in the presentation of $93 million and $74 million of debt issuance costs as of September 30, 2015 and December 31, 2014, respectively, as a direct reduction from debt in our consolidated balance sheet. The standard will have no impact on our consolidated statements of comprehensive income and cash flows.
In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis” (ASU 2015-02). ASU 2015-02 alters the models used to determine consolidation conclusions for certain entities, including limited partnerships, and may require additional disclosures. The standard is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2015, with either retrospective or modified retrospective presentation allowed. We are evaluating the impact of the new standard on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.
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
The following table presents the allocation of the acquisition-date fair value of the major classes of the assets acquired, substantially all of which are presented in the Access Midstream segment, liabilities assumed, noncontrolling interest, and equity at July 1, 2014. Changes to the preliminary allocation disclosed in Exhibit 99.1 of the Form 8-K dated May 6, 2015, which were recorded in the first quarter of 2015, reflect an increase of $150 million in Property, plant, and equipment and $25 million in Goodwill, and a decrease of $168 million in Other intangible assets and $7

Notes (Continued)

million in Investments. These adjustments during the measurement period were not considered significant to require retrospective revisions of our financial statements.

(Millions)
Accounts receivable	$168
Other current assets	63
Investments	5,865
Property, plant, and equipment	7,165
Goodwill	499
Other intangible assets	8,841
Current liabilities	(408)
Debt	(4,052)
Other noncurrent liabilities	(9)
Noncontrolling interest in ACMP’s subsidiaries	(958)
Noncontrolling interest representing ACMP public unitholders	(6,544)
Equity	(10,630)

Eagle Ford Gathering System
In May 2015, we acquired a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility in the Eagle Ford shale, included in our Access Midstream segment, for $112 million. The acquisition was accounted for as a business combination, and the preliminary allocation of the acquisition-date fair value of the major classes of assets acquired includes $80 million of Property, plant, and equipment, at cost and $32 million of Other intangible assets – net of accumulated amortization in the Consolidated Balance Sheet. Changes to the preliminary allocation disclosed in the second quarter of 2015 reflect an increase of $20 million in Property, plant, and equipment, at cost, and a decrease of $20 million in Other intangible assets – net of accumulated amortization.

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
Note 3 – Variable Interest Entities
As of September 30, 2015, we consolidate the following variable interest entities (VIEs):
Gulfstar One
We own a 51 percent interest in Gulfstar One LLC (Gulfstar One), a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. Gulfstar One includes a proprietary floating-production system, Gulfstar FPS, and associated pipelines which provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Gulfstar One’s economic performance. Construction of an expansion project is underway that will provide production handling and gathering services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico. The expansion project is expected to be in service in the first half of 2016. The current estimate of the total remaining construction cost for the expansion project is approximately $145 million, which we expect will be funded with revenues received from customers and capital contributions from us and the other equity partner on a proportional basis.

Notes (Continued)

Constitution
We own a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its long-term firm transportation contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Constitution’s economic performance. We, as construction manager for Constitution, are building a pipeline connecting our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. We plan to place the project in service in the fourth quarter of 2016 and estimate the total remaining construction cost of the project to be approximately $598 million, which we expect will be funded with capital contributions from us and the other equity partners on a proportional basis.
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
The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of our consolidated VIEs:

	September 30, 2015	December 31, 2014	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$81	$113	Cash and cash equivalents
Accounts receivable	53	52	Trade accounts and notes receivable – net
Other current assets	2	3	Other current assets
Property, plant, and equipment – net	2,937	2,794	Property, plant, and equipment – net
Goodwill	107	103	Goodwill
Other intangible assets – net	1,448	1,493	Other intangible assets – net of accumulated amortization
Other noncurrent assets	—	14	Regulatory assets, deferred charges, and other
Accounts payable	(39)	(48)	Accounts payable – trade
Accrued liabilities	(11)	(36)	Other accrued liabilities
Current deferred revenue	(62)	(45)	Other accrued liabilities
Noncurrent deferred income taxes	—	(13)	Deferred income taxes
Asset retirement obligation	(92)	(94)	Asset retirement obligations, noncurrent
Noncurrent deferred revenue associated with customer advance payments	(342)	(395)	Regulatory liabilities, deferred income, and other

Notes (Continued)

Note 4 – Allocation of Net Income and Distributions
The allocation of net income among our general partner, limited partners, and noncontrolling interests is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Allocation of net income to general partner:
Net income (loss)	$(167)	$247	$277	$822
Net income applicable to pre-merger operations allocated to general partner	—	(16)	(2)	(5)
Net income applicable to pre-partnership operations allocated to general partner	—	—	—	(15)
Net income applicable to noncontrolling interests	(27)	(14)	(82)	(16)
Costs charged directly to the general partner	1	1	21	1
Income (loss) subject to 2% allocation of general partner interest	(193)	218	214	787
General partner’s share of net income	2%	2%	2%	2%
General partner’s allocated share of net income (loss) before items directly allocable to general partner interest	(4)	5	4	16
Priority allocations, including incentive distributions, paid to general partner	210	164	633	475
Pre-merger net income allocated to general partner interest	—	16	2	5
Pre-partnership net income allocated to general partner interest	—	—	—	15
Costs charged directly to the general partner	(1)	(1)	(21)	(1)
Net income allocated to general partner’s equity	$205	$184	$618	$510

Net income (loss)	$(167)	$247	$277	$822
Net income allocated to general partner’s equity	205	184	618	510
Net income (loss) allocated to Class B limited partners’ equity	(10)	—	(12)	—
Net income allocated to Class D limited partners’ equity (1)	—	18	69	40
Net income allocated to noncontrolling interests	27	14	82	16
Net income (loss) allocated to common limited partners’ equity	$(389)	$31	$(480)	$256

Adjustments to reconcile Net income (loss) allocated to common limited partners’ equity to Allocation of net income (loss) to common units:
Incentive distributions paid	210	163	633	474
Incentive distributions declared (2) (3)	(1)	(167)	(422)	(488)
Impact of unit issuance timing and other	(10)	2	(10)	(8)
Allocation of net income (loss) to common units	$(190)	$29	$(279)	$234

(1)
Includes amortization of the beneficial conversion feature associated with the Pre-merger WPZ Class D units of $68 million for the nine months ended September 30, 2015, and $14 million and $34 million for the three and nine months ended September 30, 2014, respectively. See following discussion of Class D units.

(2)
The Board of Directors of our general partner declared a cash distribution of $0.85 per common unit on October 22, 2015, to be paid on November 13, 2015, to unitholders of record at the close of business on November 6, 2015.

(3)	The 2015 amounts reflect the waiver of IDRs associated with the Termination Agreement. (See Note 1 – General, Description of Business, and Basis of Presentation.)

Notes (Continued)

Class B Units
The Class B units originated under ACMP and are not entitled to cash distributions. Instead, prior to conversion into common units, the Class B units receive quarterly distributions of additional paid-in-kind Class B units. Effective February 10, 2015, each Class B unit became convertible at the election of either us or the holders of such Class B unit into a common unit on a one-for-one basis.  During 2015, we have issued a total of 706,537 of additional paid-in-kind Class B units associated with quarterly distributions.  The Board of Directors of our general partner has authorized the issuance of 351,635 Class B units associated with the third-quarter distribution, to be issued on November 13, 2015.
Class D Units
Our Pre-merger WPZ Class D units issued in February 2014 in conjunction with our acquisition of certain Canadian operations were issued at a discount to the market price of Pre-merger WPZ’s common units, into which they were convertible. The discount represented a beneficial conversion feature and was reflected as an increase in the common unit capital account and a decrease in the Class D capital account on the Consolidated Statement of Changes in Equity. This discount was being amortized through the originally expected first-quarter 2016 conversion date, resulting in an increase to the Class D capital account and a decrease to the common unit capital account. The remaining unamortized balance was recognized in the first quarter of 2015 due to the ACMP Merger. All Pre-merger WPZ Class D units were converted into common units in conjunction with the ACMP Merger.
Distributions
The Pre-merger WPZ Class D units were not entitled to cash distributions. Instead, prior to conversion into Pre-merger WPZ common units, the Pre-merger WPZ Class D units received quarterly distributions of additional paid-in-kind Pre-merger WPZ Class D units.
Earnings Per Unit
Basic and diluted earnings per common unit are calculated using the two-class method. The Class B units are anti-dilutive at September 30, 2015.
Note 5 – Investing Activities
Investing Income
During the third quarter of 2015, we recognized other-than-temporary impairment charges of $458 million and $3 million related to our equity-method investments in the Delaware basin gas gathering system and certain of the Appalachia Midstream Investments, respectively (see Note 10 – Fair Value Measurements and Guarantees.) We also recognized a loss of $16 million within Equity earnings (losses) in the Consolidated Statement of Comprehensive Income (Loss) associated with our share of underlying property impairments at certain of the Appalachia Midstream Investments. These items are reported within the Access Midstream segment.
Investments
Other accrued liabilities in the Consolidated Balance Sheet reflects a special distribution received on September 24, 2015, of $396 million from Gulfstream related to our proportional share of proceeds from new debt issued by Gulfstream. The new debt was issued to refinance Gulfstream’s current debt maturities, and we will contribute our proportional share of amounts necessary to fund those current debt maturities when due.

Notes (Continued)

Note 6 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Access Midstream
Impairment of certain assets	$—	$—	$4	$—
Northeast G&P
Impairment of certain assets (see Note 10)	2	—	25	17
Net gain related to partial acreage dedication release	—	(12)	—	(12)
Atlantic-Gulf
Amortization of regulatory assets associated with asset retirement obligations	8	8	25	25
Geismar Incident
On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant. The incident rendered the facility temporarily inoperable (Geismar Incident).
We received $126 million and $175 million of insurance recoveries related to the Geismar Incident during the nine months ended September 30, 2015 and 2014, respectively. The nine months ended September 30, 2014, also includes $14 million, of related covered insurable expenses incurred in excess of our retentions (deductibles). These amounts are reported within our NGL & Petchem Services segment and reflected as a net gain in Net insurance recoveries – Geismar Incident in our Consolidated Statement of Comprehensive Income (Loss).
Since June 2013, we have settled claims associated with $480 million of available property damage and business interruption coverage for a total of $422 million.
ACMP Acquisition & Merger
Certain ACMP Acquisition and ACMP Merger costs included in Selling, general, and administrative expenses, Operating and maintenance expenses, and Interest incurred are as follows:

•
Selling, general, and administrative expenses includes $26 million for the nine months ended September 30, 2015, and $17 million and $19 million for the three and nine months ended September 30, 2014, respectively, primarily related to professional advisory fees associated with the ACMP Acquisition and ACMP Merger, reported primarily within the Access Midstream segment.

•
Selling, general, and administrative expenses for the three and nine months ended September 30, 2015, also includes $1 million and $9 million, respectively, and $4 million for the three and nine months ended September 30, 2014, of related employee transition costs reported within the Access Midstream segment.

•
Operating and maintenance expenses includes $10 million for the nine months ended September 30, 2015, and $3 million for the three and nine months ended September 30, 2014, of transition costs reported within the Access Midstream segment.

•	Interest incurred includes $2 million for the nine months ended September 30, 2015, and $9 million for the nine months ended September 30, 2014, of transaction-related financing costs.

Notes (Continued)

Additional Items
The three and nine months ended September 30, 2015, include $20 million and $56 million, respectively, and the three and nine months ended September 30, 2014, include $10 million and $20 million, respectively, of allowance for equity funds used during construction (AFUDC) reported within the Atlantic-Gulf segment in Other income (expense) – net below Operating income. AFUDC increased during 2015 due to the increase in spending on various Transco expansion projects and Constitution.
Other income (expense) – net below Operating income includes a $14 million gain for the nine months ended September 30, 2015, resulting from the early retirement of certain debt.
Note 7 – Provision (Benefit) for Income Taxes

The Provision (benefit) for income taxes includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Current:
State	$2	$—	$3	$2
Foreign	—	—	—	1
	2	—	3	3
Deferred:
State	—	7	(6)	7
Foreign	(1)	3	7	13
	(1)	10	1	20

Total provision (benefit)	$1	$10	$4	$23
The effective income tax rates for the total provision for the three months ended September 30, 2015 and 2014, are less than the federal statutory rate due to income not subject to U.S. federal tax, partially offset by taxes on foreign operations and the effect of a Texas franchise tax.
The effective income tax rate for the total provision for the nine months ended September 30, 2015, is less than the federal statutory rate due to income not subject to U.S. federal tax and the effect of a Texas franchise tax rate decrease, partially offset by taxes on foreign operations. The state deferred benefit includes $7 million related to the impact of a Texas franchise tax rate decrease. The foreign deferred provision includes $8 million related to the impact of an Alberta provincial tax rate increase.
The effective income tax rate for the total provision for the nine months ended September 30, 2014, is less than the federal statutory rate due to income not subject to U.S. federal tax, partially offset by taxes on foreign operations and the effect of a Texas franchise tax.
Note 8 – Inventories

	September 30, 2015	December 31, 2014
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$84	$150
Materials, supplies, and other	72	81
	$156	$231

Notes (Continued)

Note 9 – Debt and Banking Arrangements
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
Commercial Paper Program
As of September 30, 2015, we had $1.53 billion of Commercial paper outstanding under our $3 billion commercial paper program with a weighted average interest rate of 0.56 percent.
Credit Facilities
On August 26, 2015, we entered into a Credit Agreement providing for a $1.0 billion short-term credit facility with a maturity date of August 24, 2016.
The agreement governing this credit facility contains the following terms and conditions:

•	This facility becomes available when the aggregate amount of outstanding loans under our long-term credit facility plus outstanding commercial paper borrowings reach a total of $3.5 billion.

•
Various covenants that limit, among other things, a borrower’s and its respective material subsidiaries’ ability to grant certain liens supporting indebtedness, a borrower’s ability to merge or consolidate, sell all or substantially all of its assets in certain circumstances, enter into certain affiliate transactions, make certain distributions during an event of default, enter into certain restrictive agreements and allow any material change in the nature of its business.

•
If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments and accelerate the maturity of the loans and exercise other rights and remedies.

•
Each time funds are borrowed under the credit facility, the borrower may choose from two methods of calculating interest: a fluctuating base rate equal to an alternate base rate plus an applicable margin, or a periodic fixed rate equal to LIBOR plus an applicable margin. The borrower is required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined by reference to a pricing schedule based on the borrower’s senior unsecured long-term debt ratings.

The significant financial covenant requires the ratio of debt to EBITDA, each as defined in the credit agreement, as of the last day of any fiscal quarter for which financial statements have been delivered to be no greater than 6.0 to 1.0. We are in compliance with this financial covenant at September 30, 2015.
On February 3, 2015, we entered into a short-term $1.5 billion credit facility. In accordance with its terms, this facility terminated on March 3, 2015, upon the completion of the previously described debt offering. We did not borrow under this credit facility.

Notes (Continued)

On February 2, 2015, the credit facilities for Pre-merger WPZ and ACMP were terminated in connection with the ACMP Merger. Simultaneously, we also entered into a new $3.5 billion credit facility.

	September 30, 2015
	Stated Capacity	Outstanding
	(Millions)

Long-term credit facility
Loans (1)	$3,500	$500
Swingline loans sublimit	150	—
Letters of credit sublimit	1,125	—
Letters of credit under certain bilateral bank agreements		3
Short-term credit facility	1,000	—

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Note 10 – Fair Value Measurements and Guarantees
The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, commercial paper, and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2015:
Measured on a recurring basis:
ARO Trust investments	$63	$63	$63	$—	$—
Energy derivatives assets designated as hedging instruments	4	4	—	4	—
Energy derivatives assets not designated as hedging instruments	3	3	—	1	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Notes receivable and other	8	8	6	2	—
Long-term debt, including current portion (1)	(17,612)	(16,133)	—	(16,133)	—

Assets (liabilities) at December 31, 2014:
Measured on a recurring basis:
ARO Trust investments	$48	$48	$48	$—	$—
Energy derivatives assets not designated as hedging instruments	3	3	1	—	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Notes receivable and other	5	4	—	4	—
Long-term debt, including current portion (1)	(16,325)	(16,607)	—	(16,607)	—

(1) Excludes capital leases.

Notes (Continued)

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2015 or 2014.
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
Assets measured at fair value on a nonrecurring basis
We recorded impairment charges of $20 million for the nine months ended September 30, 2015, for our Northeast G&P segment associated with certain surplus equipment reported in Property, plant, and equipment, at cost in the Consolidated Balance Sheet. The estimated fair value of this equipment at the assessment date was $17 million. The estimated fair value was determined by a market approach based on our analysis of observable inputs in the principal market. These impairment charges are recorded in Other (income) expense – net within Costs and expenses in the Consolidated Statement of Comprehensive Income (Loss). These nonrecurring fair value measurements fall within Level 3 of the fair value hierarchy. Certain of these assets were previously presented as held for sale, but are now reported as held for use.
During the third quarter of 2015, we recognized other-than-temporary impairment charges of $458 million and $3 million related to our equity-method investments in the Delaware basin gas gathering system and certain of the Appalachia Midstream Investments, respectively, reflected within Impairment of equity-method investments in the Consolidated Statement of Comprehensive Income (Loss). The historical carrying value of these investments was initially recorded based on estimated fair value during the third quarter of 2014 in conjunction with the ACMP Acquisition. For these Level 3 measurements, we estimated the fair value of these investments as of September 30, 2015, using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital

Notes (Continued)

spending. Discount rates utilized were 11.8 percent and 8.8 percent for the Delaware basin gas gathering system and certain of the Appalachia Midstream Investments, respectively, and reflected recent increases in our cost of capital driven by market conditions and risks associated with the underlying businesses. The fair values of the Delaware basin gas gathering system and certain of the Appalachia Midstream Investments measured as of September 30, 2015, were estimated to be approximately $1.02 billion and $185 million, respectively.
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
Note 11 – Contingent Liabilities
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2015, we have accrued liabilities totaling $15 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered and the final cleanup standards mandated by the EPA and other governmental authorities.
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. More recent rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, new air quality standards for one hour nitrogen dioxide emission limits, and new air quality standards impacting storage vessels, pressure valves, and compressors. On October 1, 2015, the EPA issued its new rule regarding National Ambient Air Quality Standards for ground-level ozone, setting a new standard of 70 parts per billion. We are monitoring the rule’s implementation and evaluating potential impacts to our operations. For these and other new regulations, we are unable to estimate the costs of asset additions or modifications necessary to comply due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2015, we have accrued liabilities of $8 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2015, we have accrued liabilities totaling $7 million for these costs.

Notes (Continued)

Geismar Incident
As a result of the previously discussed Geismar Incident, there were two fatalities and numerous individuals (including employees and contractors) reported injuries, which varied from minor to serious. We are addressing the following matters in connection with the Geismar Incident.
On October 21, 2013, the EPA issued an Inspection Report pursuant to the Clean Air Act’s Risk Management Program following its inspection of the facility on June 24 through June 28, 2013. The report notes the EPA’s preliminary determinations about the facility’s documentation regarding process safety, process hazard analysis, as well as operating procedures, employee training, and other matters. On June 16, 2014, we received a request for information related to the Geismar Incident from the EPA under Section 114 of the Clean Air Act to which we responded on August 13, 2014. The EPA could issue penalties pertaining to final determinations.
Multiple lawsuits, including class actions for alleged offsite impacts, property damage, customer claims, and personal injury, have been filed against us. To date, we have settled certain of the personal injury claims for an aggregate immaterial amount that we have recovered from our insurers. The trial for certain plaintiffs claiming personal injury, that was set to begin on June 15, 2015, in Iberville Parish, Louisiana, has been postponed to September 6, 2016. We believe it is probable that additional losses will be incurred on some lawsuits, while for others we believe it is only reasonably possible that losses will be incurred. However, due to ongoing litigation involving defenses to liability, the number of individual plaintiffs, limited information as to the nature and extent of all plaintiffs’ damages, and the ultimate outcome of all appeals, we are unable to reliably estimate any such losses at this time. We believe that it is probable that any ultimate losses incurred will be covered by our general liability insurance policy, which has an aggregate annual limit of $610 million and retention (deductible) of $2 million per occurrence.
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
Shareholder Litigation
In July 2015, a purported stockholder of Williams filed a putative class and derivative action on behalf of Williams in the Court of Chancery of the State of Delaware. The action names as defendants certain members of Williams’ Board of Directors (Individual Defendants), as well as us, and names Williams as a nominal defendant.  Among other things, the action seeks to enjoin the Public Unit Exchange and seeks monetary damages, including the repayment of the termination fee that became payable by Williams due to the termination of the merger agreement for the Public Unit Exchange (see Note 1 - General, Description of Business, and Basis of Presentation).  The action alleges, among other things, that the Individual Defendants breached their fiduciary duties owed to Williams and its stockholders by failing to adequately evaluate an unsolicited proposal to acquire Williams in an all-equity transaction and by putting their personal interests ahead of the interests of Williams and its stockholders in connection with that unsolicited proposal. The action further alleges that we aided and abetted the alleged breaches.  We cannot reasonably estimate a range of potential loss at this time.
Other
In addition to the foregoing, various other proceedings are pending against us which are incidental to our operations.

Notes (Continued)

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
Note 12 – Segment Disclosures
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
We define Modified EBITDA as follows:

•	Net income before:

◦	Provision (benefit) for income taxes;

◦	Interest incurred, net of interest capitalized;

◦	Equity earnings (losses);

◦	Impairment of equity-method investments;

◦	Other investing income (loss) – net;

◦	Depreciation and amortization expenses;

◦	Accretion expense associated with asset retirement obligations for nonregulated operations.

•
This measure is further adjusted to include our proportionate share (based on ownership interest) of Modified EBITDA from our equity-method investments calculated consistently with the definition described above.

The following table reflects the reconciliation of Segment revenues to Total revenues as reported in the Consolidated Statement of Comprehensive Income (Loss).

	Access Midstream	Northeast G&P	Atlantic- Gulf	West	NGL & Petchem Services	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2015
Segment revenues:
Service revenues
External	$320	$136	$476	$263	$37	$—	$1,232
Internal	—	3	1	—	—	(4)	—
Total service revenues	320	139	477	263	37	(4)	1,232
Product sales
External	—	21	77	11	451	—	560
Internal	—	6	41	51	41	(139)	—
Total product sales	—	27	118	62	492	(139)	560
Total revenues	$320	$166	$595	$325	$529	$(143)	$1,792

Notes (Continued)

	Access Midstream	Northeast G&P	Atlantic- Gulf	West	NGL & Petchem Services	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2014
Segment revenues:
Service revenues
External	$292	$114	$363	$265	$32	$—	$1,066
Internal	—	—	1	—	—	(1)	—
Total service revenues	292	114	364	265	32	(1)	1,066
Product sales
External	—	68	118	22	734	—	942
Internal	—	—	108	133	62	(303)	—
Total product sales	—	68	226	155	796	(303)	942
Total revenues	$292	$182	$590	$420	$828	$(304)	$2,008

Nine Months Ended September 30, 2015
Segment revenues:
Service revenues
External	$955	$416	$1,398	$783	$103	$—	$3,655
Internal	—	5	3	—	—	(8)	—
Total service revenues	955	421	1,401	783	103	(8)	3,655
Product sales
External	—	88	228	27	1,335	—	1,678
Internal	—	12	136	167	113	(428)	—
Total product sales	—	100	364	194	1,448	(428)	1,678
Total revenues	$955	$521	$1,765	$977	$1,551	$(436)	$5,333

Nine Months Ended September 30, 2014
Segment revenues:
Service revenues
External	$292	$320	$1,104	$782	$94	$—	$2,592
Internal	—	—	3	—	—	(3)	—
Total service revenues	292	320	1,107	782	94	(3)	2,592
Product sales
External	—	165	382	61	2,117	—	2,725
Internal	—	—	274	371	205	(850)	—
Total product sales	—	165	656	432	2,322	(850)	2,725
Total revenues	$292	$485	$1,763	$1,214	$2,416	$(853)	$5,317

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income as reported in the Consolidated Statement of Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Modified EBITDA by segment:
Access Midstream	$268	$254	$769	$252
Northeast G&P	84	80	244	187
Atlantic-Gulf	414	271	1,138	807
West	169	224	480	635
NGL & Petchem Services	85	17	249	271
Other	1	(3)	11	(5)
	1,021	843	2,891	2,147
Accretion expense associated with asset retirement obligations for nonregulated operations	(5)	(3)	(21)	(12)
Depreciation and amortization expenses	(423)	(364)	(1,261)	(779)
Equity earnings (losses)	92	85	236	140
Impairment of equity-method investments	(461)	—	(461)	—
Other investing income (loss) – net	—	—	1	1
Proportional Modified EBITDA of equity-method investments	(185)	(150)	(504)	(266)
Interest expense	(205)	(154)	(600)	(386)
(Provision) benefit for income taxes	(1)	(10)	(4)	(23)
Net income (Loss)	$(167)	$247	$277	$822
The following table reflects Total assets by reportable segment.

	Total Assets
	September 30, 2015	December 31, 2014
	(Millions)
Access Midstream	$22,198	$22,470
Northeast G&P	7,377	7,314
Atlantic-Gulf	12,257	11,124
West	5,180	5,176
NGL & Petchem Services	3,321	3,510
Other corporate assets	473	563
Eliminations (1)	(1,167)	(835)
Total	$49,639	$49,322

(1)	Eliminations primarily relate to the intercompany accounts receivable generated by our cash management program.

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
Our reportable segments are Access Midstream, Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services, which are comprised of the following businesses as of September 30, 2015:

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

•
Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transco, and significant natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, as well as a 50 percent equity-method investment in Gulfstream, a 60 percent equity-method investment in Discovery, and a 41 percent interest in Constitution (a consolidated entity).

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

As of September 30, 2015, Williams holds an approximate 60 percent interest in us, comprised of an approximate 58 percent limited partner interest and all of our 2 percent general partner interest and IDRs.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our annual consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K dated May 6, 2015.
Distributions
On October 22, 2015, our general partner’s Board of Directors approved a quarterly distribution to unitholders of $0.85 per common unit on November 13, 2015, on our outstanding common units to unitholders of record at the close of business on November 6, 2015.
Overview of Nine Months Ended September 30, 2015
Net income (loss) attributable to controlling interests for the nine months ended September 30, 2015, decreased $611 million compared to the nine months ended September 30, 2014, primarily due to impairment charges associated with certain equity-method investments (See Note 5 – Investing Activities of Notes to Consolidated Financial Statements), declines in NGL margins driven by 67 percent lower prices, higher depreciation expense caused by significant projects that have gone into service since 2014, higher operations and maintenance expenses, as well as increased interest expense associated with new debt issuances. These decreases were partially offset by new fee-based revenues associated with the start-up of Gulfstar One in the fourth quarter of 2014 and an increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2014 and 2015. See additional discussion in Results of Operations.
Abundant and low-cost natural gas reserves in the United States continue to drive demand for midstream and pipeline infrastructure. We believe that we have successfully positioned our energy infrastructure businesses for significant future growth. However, an overall decline in energy commodity prices over the past year has adversely impacted the midstream industry, including us.
Public Unit Exchange
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby Williams would have acquired all of our publicly held outstanding common units in exchange for shares of Williams’ common stock (Public Unit Exchange).
On September 28, 2015, we entered into a Termination Agreement and Release (Termination Agreement), terminating the Public Unit Exchange. Williams is required to pay us a $428 million termination fee, which will settle through a reduction of quarterly incentive distributions payable to Williams (such reduction not to exceed $209 million per quarter). Our next distribution in November 2015 will be reduced by $209 million related to this termination fee.
Williams’ Merger Agreement with Energy Transfer
On September 28, 2015, Williams publicly announced in a press release that it had entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Williams will be merged with and into Energy Transfer Corp LP (ETC) (ETC Merger) with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that will be treated as a corporation for U.S. federal income tax purposes.

Management’s Discussion and Analysis (Continued)

Immediately following the completion of the ETC Merger, ETC will contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to Williams stockholders in the ETC Merger. We expect to retain our current name and remain a publicly traded limited partnership following the ETC Merger.
ACMP Merger
We completed the ACMP Merger on February 2, 2015. (See Note 1 – General, Description of Business, and Basis of Presentation for additional information). As the ACMP Merger was between entities under common control, ACMP’s historical financial position, results of operations, and cash flows were combined with those of Pre-merger WPZ for periods during which ACMP was under common control of Williams (periods subsequent to July 1, 2014). Both Pre-merger WPZ and ACMP are reflected at Williams’ historical basis in both partnerships.
Geismar Incident and Plant Expansion
Following the Geismar Incident in 2013, the Geismar plant ramped up in the second quarter of 2015 and reached full capacity in the third quarter of 2015. This facility is part of our NGL & Petchem Services segment.
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
Access Midstream
Eagle Ford gathering system
In May 2015, we acquired a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility capable of handling up to 100 MMcf/d in the Eagle Ford shale for $112 million. The acquisition is contributing approximately 20 MMcf/d to the existing Eagle Ford throughput of approximately 400 MMcf/d.
UEOM
In June 2015, we acquired an approximate 13 percent equity interest in UEOM for approximately $357 million, increasing our ownership from 49 percent to approximately 62 percent.
Utica and Haynesville gas gathering agreements
In September 2015, Williams announced an expansion of gas gathering services for a certain major producer customer in dry gas production areas of the Utica Shale in eastern Ohio and a consolidation of contracts in the Haynesville Shale in northwestern Louisiana.
In the Utica, we executed a long-term fee-based contract that extends the length of certain acreage dedication to 2035, increases the area of dedication from 140,000 acres to 190,000 net acres and converts the cost-of-service mechanism to a fixed-fee structure with minimum volume commitments (MVCs).
A new Haynesville contract consolidates the Springridge and Mansfield contracts into a single agreement with a fixed-fee structure and extends the contract term to 2035. The consolidated contract is supported by MVCs and a drilling commitment to turn 140 equivalent wells online before the end of 2017.
West
Bucking Horse gas processing facility
The Bucking Horse gas processing plant (Bucking Horse) began operating in February 2015. Bucking Horse is located in Converse County, Wyoming, and adds 120 MMcf/d of processing capacity in the Powder River basin Niobrara

Management’s Discussion and Analysis (Continued)

Shale play. Processed volumes at Bucking Horse have continued to increase through the third quarter of 2015 as existing rich gas production was re-directed from other third-party processing facilities. Bucking Horse has led to higher gathering volumes in 2015 as previously curtailed production has increased due to the additional processing capability.
Atlantic Gulf
Virginia Southside
In September 2015, Transco’s Virginia Southside expansion from New Jersey to a power station in Virginia and delivery points in North Carolina was placed into service, which enabled us to begin providing 270 Mdth/d of additional firm transportation service.
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
Volatile Commodity Prices
NGL margins were approximately 61 percent lower in the first nine months of 2015 compared to the same period of 2014 driven primarily by 60 percent lower non-ethane prices, partially offset by lower natural gas feedstock prices.
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

Gathering and Processing Per Unit NGL Margin with Production and Sales Volumes by Quarter (excludes partially owned plants)

$ per gallon
1.20
1.00
0.80
0.60
0.40
0.20
0.00
Gallons (Millions)
900
800
700
600
500
400
300
200
100
0
Q4'12
Q1'13
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15
Ethane production for others & change in inventory (millions of gallons)
Non-Ethane production for others & change in inventory (millions of gallons)
Equity Ethane sales (millions of gallons)
Equity Non-Ethane sales (millions of gallons)
Realized ethane margin ($ per gallon)
Realized non-ethane margin ($ per gallon)
Realized NGL margin ($ per gallon)

The potential impact of commodity price changes on our business for the remainder of 2015 is further discussed in the following Company Outlook.
Company Outlook
As previously discussed, Williams entered into a Merger Agreement with Energy Transfer and certain of its affiliates and expects the transaction to close in the first half of 2016. The following discussion reflects our operating plan for 2015 and 2016.

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

We expect the sharp decline in energy commodity prices beginning in fourth quarter 2014 and continuing through the present will have an adverse effect on our operating results and cash flows. Fee-based businesses are a significant component of our portfolio and have further increased as a result of the ACMP Merger and significant investments in fee-based projects. This serves to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, we anticipate producer activities will be impacted by lower energy commodity prices which may reduce the rate of growth of our gathering and processing volumes. Additionally, declines in NGL and olefins margins may also reduce our operating results and cash flows.

Management’s Discussion and Analysis (Continued)

Our business plan for 2015 continues to reflect both significant capital investment and distributions. We continue to manage expenditures as appropriate without compromising safety and compliance. Our planned consolidated capital investments for 2015 are expected to be approximately $4 billion. We expect to continue significant capital investment in 2016.
Potential risks and obstacles that could impact the execution of our plan include:

•	General economic, financial markets, or industry downturn;

•	Lower than anticipated energy commodity prices and margins;

•	Decreased volumes from third parties served by our midstream business;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Higher cost of capital and/or limited availability of capital due to a change in our financial condition, interest rates, market or industry conditions;

•	Lower than expected levels of cash flow from operations;

•	Downgrade of our investment grade credit ratings and associated increase in cost of borrowings;

•	Counterparty credit and performance risk;

•	Changes in the political and regulatory environments;

•	Physical damages to facilities, including damage to offshore facilities by named windstorms;

•	Reduced availability of insurance coverage.

We continue to address these risks through maintaining a strong financial position and ample liquidity, as well as through managing a diversified portfolio of energy infrastructure assets.
In 2015, we anticipate an overall improvement in operating results compared to 2014 due to increases in our fee-based businesses primarily as a result of the ACMP Merger and projects placed in service and an increase in our olefins volumes associated with the repair and expansion of the Geismar plant, partially offset by lower NGL margins and higher operating expenses associated with the growth of our business.
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

Management’s Discussion and Analysis (Continued)

•
Olefins prices, including propylene, ethylene, and the overall ethylene crack spread, are expected to be lower than 2014 levels due to oversupply as well as lower prices of crude oil and correlated products.

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

•
Following the ACMP Merger, we began consolidating our Access Midstream segment’s results of operations effective July 1, 2014. As such, we expect an increase in overall results for our Access Midstream segment in 2015 compared to 2014 associated with a full year of consolidated results.

•	In our Atlantic-Gulf segment, we expect higher production handling volumes in 2015, following the completion of Gulfstar FPS in the fourth quarter of 2014.

•	We anticipate higher natural gas transportation revenues at Transco compared to 2014, as a result of expansion projects placed into service in 2014 and 2015.

•	In our Northeast G&P segment, we anticipate growth in our natural gas gathering volumes compared to the prior year as our infrastructure grows to support producer activities in the region.

•	Volumes in the Haynesville area at our Access Midstream segment are expected to be higher in 2015 as compared to 2014 primarily due to an increase in well connections in the area.

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

•
We expect higher operating expenses in 2015 compared to 2014, related to our growing operations in our Northeast G&P segment and expansion projects at Transco, partially offset by cost reductions and synergies associated with the ACMP Merger.

Management’s Discussion and Analysis (Continued)

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
Northeast G&P
Oak Grove Expansion
We plan to expand our processing capacity at our Oak Grove facility by adding a second 200MMcf/d cryogenic natural gas processing plant, which, based on our customers’ needs, is expected to be placed into service in 2017.
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
Constitution Pipeline
In December 2014, we received approval from the FERC to construct and operate the jointly owned Constitution pipeline. We also received a Notice of Complete Application from the New York Department of Environmental Conservation (NYDEC) in December 2014, but we continue to seek issuance of Clean Water Act Section 401 certification by the NYDEC. We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution. The 124-mile Constitution pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York. We plan to place the project into service in the fourth quarter of 2016, assuming timely receipt of all other necessary regulatory approvals, with an expected capacity of 650 Mdth/d.

Management’s Discussion and Analysis (Continued)

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
Gulf Trace
In December 2014, we filed an application with the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 65 in St. Helena Parish, Louisiana westward to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. We plan to place the project into service during the first quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 1,200 Mdth/d.
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

Management’s Discussion and Analysis (Continued)

NGL & Petchem Services
Redwater Expansion
In association with Williams’ long-term agreement to provide gas processing services to a second bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta, we are increasing the capacity of the Redwater facilities to provide NGL transportation and fractionation services to Williams. With this capacity increase, additional NGL/olefins mixtures from Williams will be fractionated into an ethane/ethylene mix, propane, polymer grade propylene, normal butane, an alkylation feed and condensate under a long-term, fee-based agreement. This capacity increase at Redwater is expected to be placed into service during the first quarter of 2016.
Critical Accounting Estimates
Goodwill
The goodwill associated with the central and northeast region reporting units at September 30, 2015, was $250 million and $202 million, respectively, and was initially recorded during the third quarter of 2014 in conjunction with the ACMP Acquisition. As disclosed within the Critical Accounting Estimates discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Exhibit 99.1 of our Current Report on Form 8-K dated May 6, 2015, we performed an impairment evaluation of the goodwill associated with the reporting units representing the central and northeast regions within the Access Midstream segment as of December 31, 2014.

During the third quarter of 2015, we observed a decline in our unit price and increases in equity yields within the midstream industry. This served to increase our estimates of discount rates. Accordingly, we performed an interim assessment of the goodwill associated with these reporting units as of September 30, 2015.

We estimated the fair value of each reporting unit identified above based on an income approach utilizing discount rates specific to the underlying businesses of each reporting unit. Weighted-average discount rates utilized were approximately 10 percent for both the central and northeast region reporting units. Our forecasts of future cash flows considered current market conditions and our perspective on how each business operation would perform and develop in future years. For these reporting units, we have experienced an increase in the discount rates utilized, offset by the benefit of increased future cash flows associated with growth of the businesses since their acquisition in 2014. We further corroborated our evaluation with a market capitalization analysis.

For both reporting units evaluated, the estimated fair values exceeded their carrying amounts (after consideration of the equity-method investment impairments described below) and thus no impairment of goodwill was recognized. For the central region reporting unit, the fair value exceeded the carrying amount by approximately $175 million or one percent. For the northeast region reporting unit, the fair value exceeded the carrying amount by approximately $815 million or 10 percent. We estimate that an overall increase in the discount rates utilized of 50 basis points would have resulted in a potential goodwill impairment in our central reporting unit and no impairment of goodwill within the northeast reporting unit.

Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the consolidated financial statements.

We will complete our annual assessment of goodwill as of October 1 during the fourth quarter. This review will consider all goodwill including $646 million and $47 million of goodwill associated with our Northeast G&P and West segments, respectively.
Equity-method Investments
In performing the interim assessment of goodwill as previously discussed, we observed that the fair value estimates of certain equity-method investments were below their associated carrying amounts. As a result, we recognized other-than-temporary impairment charges of $458 million and $3 million related to our equity-method investments in the

Management’s Discussion and Analysis (Continued)

Delaware basin gas gathering system and certain of the Appalachia Midstream Investments, respectively. The historical carrying value of these investments was initially recorded based on estimated fair value during the third quarter of 2014 in conjunction with the ACMP Acquisition.

We attribute the declines in fair value primarily to the previously described increase in discount rates. For the Delaware basin gas gathering system and certain of the Appalachia Midstream Investments, discounts rates utilized were 11.8 percent and 8.8 percent, respectively. We estimate that an overall increase in the discount rates utilized of 50 basis points would have resulted in additional impairment charges of approximately $75 million.

Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of a different impairment charge in the consolidated financial statements.

At September 30, 2015, our Consolidated Balance Sheet includes approximately $8.2 billion of investments that are accounted for under the equity-method of accounting. We evaluate these investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. We continue to monitor our equity-method investments for any indications that the carrying value may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare our estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We generally estimate the fair value of our investments using an income approach where significant judgments and assumptions include expected future cash flows and the appropriate discount rate. In some cases, we may utilize a form of market approach to estimate the fair value of our investments.

If the estimated fair value is less than the carrying value and we consider the decline in value to be other-than-temporary, the excess of the carrying value over the fair value is recognized in the consolidated financial statements as an impairment charge. Events or changes in circumstances that may be indicative of an other-than-temporary decline in value will vary by investment, but may include:

•	Lower than expected cash distributions from investees;

•	Significant asset impairments or operating losses recognized by investees;

•	Significant delays in or lack of producer development or significant declines in producer volumes in markets served by investees;

•	Significant delays in or failure to complete significant growth projects of investees.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change*	% Change*	2015	2014	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,232	$1,066	+166	+16%	$3,655	$2,592	+1,063	+41%
Product sales	560	942	-382	-41%	1,678	2,725	-1,047	-38%
Total revenues	1,792	2,008			5,333	5,317
Costs and expenses:
Product costs	426	807	+381	+47%	1,383	2,300	+917	+40%
Operating and maintenance expenses	394	354	-40	-11%	1,205	853	-352	-41%
Depreciation and amortization expenses	423	364	-59	-16%	1,261	779	-482	-62%
Selling, general, and administrative expenses	156	168	+12	+7%	513	432	-81	-19%
Net insurance recoveries – Geismar Incident	—	—	—	—%	(126)	(161)	-35	-22%
Other (income) expense – net	7	3	-4	-133%	62	47	-15	-32%
Total costs and expenses	1,406	1,696			4,298	4,250
Operating income	386	312			1,035	1,067
Equity earnings (losses)	92	85	+7	+8%	236	140	+96	+69%
Impairment of equity-method investments	(461)	—	-461	NM	(461)	—	-461	NM
Other investing income (loss) – net	—	—	—	—%	1	1	—	—%
Interest expense	(205)	(154)	-51	-33%	(600)	(386)	-214	-55%
Other income (expense) – net	22	14	+8	+57%	70	23	+47	NM
Income (loss) before income taxes	(166)	257			281	845
Provision (benefit) for income taxes	1	10	+9	+90%	4	23	+19	+83%
Net income (loss)	(167)	247			277	822
Less: Net income attributable to noncontrolling interests	27	14	-13	-93%	82	16	-66	NM
Net income (loss) attributable to controlling interests	$(194)	$233			$195	$806

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended September 30, 2015 vs. three months ended September 30, 2014
Service revenues increased primarily due to transportation, production handling, and gathering fee revenue related to construction projects that have been placed into service, including Gulfstar One in the fourth quarter of 2014 and

Management’s Discussion and Analysis (Continued)

expansion projects placed in service by Transco in late 2014 and in 2015. Access Midstream and Northeast G&P also reflect an increase due to higher volumes related to new well connects in several regions.
Product sales decreased due to a decrease in marketing revenues primarily associated with lower prices across all products and lower volumes, as well as a decrease in revenues from our equity NGLs reflecting a decrease in NGL prices. These decreases were partially offset by an increase in olefin sales primarily due to resuming our Geismar operations.
Product costs decreased due to a decrease in marketing purchases primarily associated with lower per-unit costs and lower volumes and a decrease in natural gas purchases associated with the production of equity NGLs primarily due to lower natural gas prices. An increase in olefin feedstock purchases primarily due to resuming our Geismar operations partially offset these decreases.
Operating and maintenance expenses increased primarily due to increased growth of operating activity in certain areas and higher repair and maintenance expenses.
Depreciation and amortization expenses increased primarily due to depreciation on new projects placed in service, including Gulfstar One and the Geismar expansion.
Selling, general, and administrative expenses decreased primarily due to $20 million lower acquisition, merger, and transition costs associated with the ACMP Acquisition and Merger, partially offset by higher costs related to increased growth of operating activity in certain areas.
Other (income) expense – net within Operating income changed unfavorably primarily due to the absence of a 2014 $12 million net gain related to a partial acreage dedication release.
Operating income increased primarily due to increased service revenues related to construction projects placed in service, higher volumes related to new well connects from Access Midstream, $58 million higher olefin margins, and $22 million lower acquisition, merger, and transition costs related to the merger and integration of ACMP. These increases were partially offset by higher depreciation expenses related to construction projects placed in service, and $68 million lower NGL margins driven by lower prices.
Equity earnings (losses) changed favorably primarily due to a $28 million increase at Discovery primarily related to the completion of the Keathley Canyon Connector in early 2015. This favorable change was partially offset by $16 million associated with impairment charges in 2015 at certain equity-method investments (See Note 5 – Investing Activities of Notes to Consolidated Financial Statements).
Impairment of equity-method investments reflects a 2015 impairment charge associated with certain equity-method investments (see Note 5 – Investing Activities of Notes to Consolidated Financial Statements).
Interest expense increased due to a $35 million decrease in Interest capitalized primarily related to construction projects that have been placed into service. In addition, Interest incurred increased $16 million primarily due to new debt issuances in 2015, partially offset by lower interest due to 2015 debt retirements. (See Note 2 – Acquisitions and Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Other income (expense) – net below Operating income changed favorably primarily due to a $10 million benefit related to an increase in allowance for equity funds used during construction (AFUDC) associated with an increase in spending on various Transco expansion projects and Constitution.
Provision (benefit) for income taxes changed favorably primarily due to lower foreign pretax income associated with our Canadian operations. See Note 7 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Net income attributable to noncontrolling interests increased primarily due to the start-up of Gulfstar One.

Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
Service revenues increased primarily due to additional revenues associated with ACMP operations during the first half of 2015, increased revenues associated with the start-up of operations at Gulfstar One during the fourth quarter of 2014, and an increase in Transco’s natural gas transportation fees due to new projects placed in service in 2014 and 2015. Access Midstream and Northeast G&P also reflect higher volumes related to new well connects in several regions.
Product sales decreased due to a decrease in marketing revenues primarily associated with lower prices across all products, partially offset by higher non-ethane volumes, and a decrease in revenues from our equity NGLs reflecting lower NGL prices, partially offset by higher NGL volumes. These decreases are partially offset by an increase in olefin sales primarily due to resuming our Geismar operations during 2015.
Product costs decreased due to a decrease in marketing purchases primarily associated with a decrease in per-unit costs, partially offset by higher non-ethane volumes, and a decrease in the natural gas purchases associated with the production of equity NGLs primarily due to decreased natural gas prices, partially offset by higher volumes. These decreases are partially offset by an increase in olefin feedstock purchases associated with resuming our Geismar operations.
Operating and maintenance expenses increased primarily due to new expenses associated with operations acquired in the ACMP Acquisition, increased growth of operating activity in certain areas, and increased maintenance and repair expenses, as well as the return to operations of the Geismar plant.
Depreciation and amortization expenses increased primarily due to new expenses associated with operations acquired in the ACMP Acquisition and from depreciation on new projects placed in service, including Gulfstar One and the Geismar expansion.
Selling, general, and administrative expenses increased primarily due to an increase in administrative expenses primarily associated with operations acquired in the ACMP Acquisition, including $27 million higher merger and transition-related costs, partially offset by the absence of $15 million of acquisition-related costs incurred in 2014.
Net insurance recoveries – Geismar Incident changed unfavorably primarily due to the receipt of $126 million of insurance recoveries in 2015 as compared to the receipt of $175 million of insurance recoveries in 2014.
Other (income) expense – net within Operating income changed unfavorably primarily due to $29 million of impairments of certain assets in 2015 compared to $17 million in 2014, the absence of a $12 million net gain recognized in 2014 related to a partial acreage dedication release, as well as an unfavorable change in the deferral of asset retirement obligation-related depreciation to a regulatory asset. These changes are partially offset by a $12 million benefit related to insurance proceeds received in 2015 related to certain claims from prior years.
Operating income decreased primarily due to higher depreciation, operating, and maintenance expenses related to construction projects placed in service and the start-up of the Geismar plant, $186 million lower NGL margins driven by lower prices, lower insurance recoveries related to the Geismar Incident, and 2015 costs related to WPZ’s merger and integration of ACMP. These decreases were partially offset by increased service revenues related to construction projects placed in service, $73 million higher olefin margins primarily due to our Geismar plant that returned to operations in 2015, and contributions from the operations acquired in the ACMP Acquisition.
Equity earnings (losses) changed favorably primarily due to $73 million related to contributions of equity-method investments at Access Midstream in the first half of 2015, as well as a $51 million increase at Discovery related to the completion of the Keathley Canyon Connector in early 2015. These changes were partially offset by a $16 million impairment charge associated with certain equity-method investments in 2015.
Impairment of equity-method investments reflects a 2015 impairment charge associated with certain equity-method investments (see Note 5 – Investing Activities of Notes to Consolidated Financial Statements).
Interest expense increased due to a $158 million increase in Interest incurred primarily due to new debt issuances in 2014 and 2015, as well as interest expense associated with debt assumed in conjunction with the ACMP Acquisition.

Management’s Discussion and Analysis (Continued)

This increase was partially offset by lower interest due to 2015 debt retirements. In addition, Interest capitalized decreased $56 million primarily related to construction projects that have been placed into service, partially offset by capitalized interest attributable to Access Midstream. (See Note 2 – Acquisitions and Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Other income (expense) – net below Operating income changed favorably primarily due to a $36 million benefit related to an increase in AFUDC associated with an increase in spending on various Transco expansion projects and Constitution, as well as a $14 million gain on early debt retirement in April 2015.
Provision (benefit) for income taxes changed favorably primarily due to lower foreign pretax income associated with our Canadian operations. See Note 7 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Net income attributable to noncontrolling interests increased $43 million associated with the start-up of Gulfstar One. In addition, $20 million of the increase is associated with the ACMP Acquisition, including the noncontrolling interests in Cardinal and Jackalope.
Period-Over-Period Operating Results – Segments
Beginning in the first quarter of 2015, we evaluate segment operating performance based upon Modified EBITDA. Note 12 – Segment Disclosures of Notes to Consolidated Financial Statements includes a reconciliation of this non-GAAP measure to Net income (loss). Management uses Modified EBITDA because it is an accepted financial indicator used by investors to compare company performance. In addition, management believes that this measure provides investors an enhanced perspective of the operating performance of our assets. Modified EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP.
Access Midstream

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Service revenues	$320	$292	$955	$292

Segment costs and expenses	(126)	(122)	(432)	(124)
Proportional Modified EBITDA of equity-method investments	74	84	246	84
Access Midstream Modified EBITDA	$268	$254	$769	$252
Three months ended September 30, 2015 vs. three months ended September 30, 2014
Modified EBITDA increased primarily due to increased revenues resulting from growth in certain areas and contributions from Appalachia Midstream Investments associated with lower operating expenses, partially offset by impairments at certain equity-method investments (See Note 5 – Investing Activities of Notes to Consolidated Financial Statements).
Service revenues increased primarily due to higher volumes related to new well connects in the Haynesville, Utica, and Eagle Ford Shale regions.
Segment costs and expenses increased primarily due to increased growth of operating activity in certain areas, including the Utica Shale and Eagle Ford Shale regions. This growth included increases in expenses such as compression and compensation, partially offset by $19 million lower acquisition, merger, and transition-related expenses.
Proportional Modified EBITDA of equity-method investments decreased primarily due to a $16 million impairment charge associated with certain equity-method investments in 2015 (See Note 5 – Investing Activities of Notes to Consolidated Financial Statements), partially offset by an increase from Appalachia Midstream Investments due to a

Management’s Discussion and Analysis (Continued)

reduction in operating expenses of approximately $10 million, which reflected a decrease in certain compensation charges and also a decrease in loss on sale of assets.
Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
In addition to the factors noted above in the quarterly analysis, the absence of results for the first six months of 2014 is the primary reason for the increases in Modified EBITDA, Service revenues, Segment costs and expenses, and Proportional Modified EBITDA of equity-method investments. The results of operations for the Access Midstream segment are only presented for periods under common control (periods subsequent to July 1, 2014) and are reflected at Williams’ historical basis in the underlying operations (see Note 2 – Acquisitions of Notes to Consolidated Financial Statements).
Northeast G&P

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Service revenues	$139	$114	$421	$320
Product sales	27	68	100	165
Segment revenues	166	182	521	485

Product costs	(25)	(65)	(95)	(160)
Other segment costs and expenses	(78)	(48)	(225)	(177)
Proportional Modified EBITDA of equity-method investments	21	11	43	39
Northeast G&P Modified EBITDA	$84	$80	$244	$187
Three months ended September 30, 2015 vs. three months ended September 30, 2014
Modified EBITDA increased primarily due to higher service revenues driven by new well connections and the completion of various compression, processing, fractionation, and transportation projects.
Service revenues increased primarily due to $9 million higher revenues from our Ohio Valley Midstream business resulting from the addition of processing, fractionation, and transportation facilities placed in service in 2014 and 2015. In addition, gathering fees increased $7 million in the Susquehanna Supply Hub and $4 million at Ohio Valley Midstream, primarily due to an increase in average gathering rates in the Susquehanna Supply Hub, and an increase in volumes, driven by new well connections at Ohio Valley Midstream and the completion of various compression projects. Overall volume growth was reduced as a result of producers deferring production due to depressed gas prices.
Product sales decreased primarily due to a $42 million decline in marketing sales in the Ohio Valley Midstream business, primarily due to an 85 percent decline in non-ethane per-unit marketing sales prices, partially offset by a 160 percent increase in NGL volumes. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Other segment costs and expenses increased primarily due to $15 million higher operations and maintenance costs resulting from increased growth in operations and the absence of a $12 million net gain in 2014 related to a partial acreage dedication release.
Proportional Modified EBITDA of equity-method investments increased primarily due to a $7 million increase from Caiman II resulting from assets placed into service in 2014 and 2015 and a $3 million increase from Laurel Mountain resulting from higher gathering revenues due to 32 percent higher volumes and an increase in our ownership percentage compared to the prior year, partially offset by 39 percent lower gathering rates indexed to natural gas prices.

Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
Modified EBITDA increased primarily due to higher service revenues driven by new well connections and the completion of various compression, processing, fractionation, and transportation projects, partially offset by increased maintenance costs.
Service revenues increased primarily due to $60 million higher gathering fees associated with 16 percent higher volumes driven by new well connections and the completion of various compression projects, as well as an increase in gathering rates, primarily in the Susquehanna Supply Hub. Service revenues also increased $33 million due to contributions from our Ohio Valley Midstream business resulting from the addition of processing, fractionation, and transportation facilities placed in service in 2014 and 2015.
Product sales decreased primarily due to a $67 million decline in marketing sales in the Ohio Valley Midstream business, primarily due to a 69 percent decline in non-ethane per unit marketing sales prices, partially offset by a 114 percent increase in NGL volumes. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Other segment costs and expenses increased primarily due to $35 million higher operations and maintenance expenses resulting from $10 million higher pipeline remediation costs and $9 million higher electricity costs, which are reimbursed in fee revenues, and an increase in expenses due to growth in operations. Other cost increases included $25 million of impairment charges related to certain assets and the absence of a $12 million net gain in 2014 related to a partial acreage dedication release. Partially offsetting these increases were the absence of $17 million of impairment charges related to certain assets, $6 million in costs resulting from fire damage at a compressor station in the Susquehanna Supply Hub, and $5 million of charges related to a dispute.
Proportional Modified EBITDA of equity-method investments increased primarily due to a $14 million increase from Caiman II resulting from assets placed into service in 2014 and 2015, partially offset by the absence of business interruption insurance proceeds received in the prior year and a decrease from Laurel Mountain. The decrease at Laurel Mountain was primarily due to $10 million of impairments and lower gathering fees due to lower gathering rates indexed to natural gas prices, partially offset by 21 percent higher volumes and an increase in our ownership percentage compared to the prior year.
Atlantic-Gulf

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Service revenues	$477	$364	$1,401	$1,107
Product sales	118	226	364	656
Segment revenues	595	590	1,765	1,763

Product costs	(111)	(210)	(343)	(603)
Other segment costs and expenses	(148)	(152)	(467)	(465)
Proportional Modified EBITDA of equity-method investments	78	43	183	112
Atlantic-Gulf Modified EBITDA	$414	$271	$1,138	$807

NGL margin	$8	$14	$20	$48
Three months ended September 30, 2015 vs. three months ended September 30, 2014
Modified EBITDA increased primarily due to higher service revenues related to new fees from Gulfstar One and Transco expansion projects placed into service and to higher earnings at Discovery due to the completion of the Keathley Canyon Connector in the first quarter of 2015, partially offset by lower NGL margins driven by lower prices.

Management’s Discussion and Analysis (Continued)

Service revenues increased primarily due to $62 million of new fees associated with the start-up of operations at Gulfstar One in the fourth quarter of 2014 and a $51 million increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2014 and 2015.
Product sales decreased primarily due to:

•
A $108 million decrease in NGL and crude oil marketing revenues. NGL marketing sales decreased $60 million primarily due to 62 percent lower non-ethane per-unit sales prices and 10 percent lower non-ethane sales volumes associated with the absence of a 2014 temporary increase in production in the western Gulf Coast. Crude oil marketing sales decreased $48 million primarily due to 54 percent lower crude oil per barrel sales prices and 17 percent lower volumes associated with decreased production at wells served by our Mountaineer crude oil pipeline. These changes in marketing revenues are offset by similar changes in marketing purchases.

•
An $8 million decrease in revenues from our equity NGLs reflecting a $13 million decrease associated with 57 percent lower realized non-ethane per-unit sales prices, partially offset by a $5 million increase associated with 13 percent higher volumes due to the absences of third-quarter 2014 producer maintenance at Perdido and third quarter 2014 planned maintenance on our Markham plant.

•	An $11 million increase in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA.
Product costs decreased primarily due to:

•	A $108 million decrease in marketing purchases (offset in Product sales);

•	An $11 million increase in system management gas costs (offset in Product sales).
Other segment costs and expenses decreased slightly primarily due to a $10 million favorable change in AFUDC related to an increase in spending on various Transco expansion projects and Constitution.
Proportional Modified EBITDA of equity-method investments increased primarily related to improvements from Discovery due to higher fee revenues associated with the completion of the Keathley Canyon Connector in the first quarter of 2015.
Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
Modified EBITDA increased primarily due to higher service revenues related to new fees from Gulfstar One and Transco expansion projects placed into service and to higher earnings at Discovery due to the completion of the Keathley Canyon Connector in the first quarter of 2015, partially offset by lower NGL margins driven by lower prices.
Service revenues increased primarily due to $183 million of new fees associated with the start-up of operations at Gulfstar One in the fourth quarter of 2014 and a $109 million increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2014 and 2015.
Product sales decreased primarily due to:

•
A $274 million decrease in NGL and crude oil marketing revenues. NGL marketing sales decreased $147 million primarily due to a 57 percent decrease in non-ethane per-unit sales prices. Crude oil marketing sales decreased $127 million primarily due to 49 percent lower crude oil per barrel sales prices. These changes in marketing revenues are offset by similar changes in marketing purchases.

•	A $35 million decrease in revenues from our equity NGLs primarily due to 56 percent lower realized non-ethane per-unit sales prices.

Management’s Discussion and Analysis (Continued)

•	A $22 million increase in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA.
Product costs decreased primarily due to:

•	A $275 million decrease in marketing purchases (offset in Product sales).

•	A $7 million decrease in natural gas purchases associated with the production of equity NGLs primarily due to lower natural gas prices.

•	A $22 million increase in system management gas costs (offset in Product sales).
Other segment costs and expenses increased slightly primarily due to higher operating and maintenance expenses associated with construction projects placed in service, an unfavorable change in the deferral of asset retirement obligation-related depreciation to a regulatory asset, expense recognized in 2015 to establish a regulatory liability associated with rate collections in excess of our pension funding obligation, increased project development costs, and higher general and administrative expenses. These increases were substantially offset by a $36 million benefit related to a favorable change in AFUDC related to an increase in spending on various Transco expansion projects and Constitution.
Proportional Modified EBITDA of equity-method investments increased primarily related to higher fee revenues at Discovery due to the completion of the Keathley Canyon Connector in the first quarter of 2015.
West

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Service revenues	$263	$265	$783	$782
Product sales	62	155	194	432
Segment revenues	325	420	977	1,214

Product costs	(38)	(74)	(111)	(214)
Other segment costs and expenses	(118)	(122)	(386)	(365)
West Modified EBITDA	$169	$224	$480	$635

NGL margin	$23	$75	$77	$200
Three months ended September 30, 2015 vs. three months ended September 30, 2014
Modified EBITDA decreased due to lower NGL prices and lower volumes, partially offset by lower per-unit natural gas costs and the addition of $7 million in Modified EBITDA attributed to the Niobrara operations resulting from the ACMP Acquisition.
Service revenues decreased due to $9 million lower energy commodity-based processing fees and $5 million lower gathering volumes primarily due to natural declines, partially offset by $11 million higher gathering and processing revenues from the Niobrara operations, largely attributed to the start-up of the Bucking Horse processing facility in 2015.
Product sales decreased primarily due to:

•
A $73 million decrease in revenues from our equity NGLs reflecting a $54 million decrease associated with 54 percent lower average per-unit sales prices driven by the significant decline in NGL prices, as well as a $19 million decrease in non-ethane volumes primarily attributed to plant maintenance, natural declines, and changes in inventory.

Management’s Discussion and Analysis (Continued)

•
A $14 million decrease in NGL marketing revenues primarily due to a 65 percent decrease in average non-ethane per-unit sales prices driven by the significant decline in NGL prices, partially offset by 41 percent higher non-ethane volumes (offset in Product costs).

Product costs decreased primarily due to:

•
A $21 million decrease in natural gas purchases associated with the production of equity NGLs reflecting 39 percent lower average per-unit natural gas costs as a result of the significant decline in natural gas prices.

•	A $14 million decrease in NGL marketing purchases (offset in Product sales).
Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
Modified EBITDA decreased due to lower NGL prices and lower volumes, partially offset by lower per-unit natural gas costs and the addition of $18 million in Modified EBITDA attributed to the Niobrara operations resulting from the ACMP Acquisition.
Service revenues increased due to $43 million higher gathering and processing revenues from the Niobrara operations resulting from the ACMP Acquisition and the start-up of the Bucking Horse processing facility in 2015. This increase is partially offset by $22 million lower energy commodity-based processing fees, the absence of $11 million in minimum volume shortfall payments received in 2014, and lower volumes due primarily to natural declines.
Product sales decreased primarily due to:

•
A $174 million decrease in revenues from our equity NGLs reflecting a $163 million decrease associated with 53 percent lower average per-unit sales prices driven by the significant decline in NGL prices, as well as an $11 million decrease in volumes primarily attributed to plant maintenance, natural declines, and changes in inventory.

•
A $47 million decrease in NGL marketing revenues primarily due to a 63 percent decrease in average non-ethane per-unit sales prices driven by the significant decline in NGL prices, partially offset by 23 percent higher non-ethane volumes (offset in Product costs).

•	A $17 million decrease in other product sales, primarily condensate sales, driven by lower prices.
Product costs decreased primarily due to:

•
A $51 million decrease in natural gas purchases associated with the production of equity NGLs reflecting 42 percent lower average per-unit natural gas costs as a result of the significant decline in natural gas prices.

•	A $46 million decrease in NGL marketing purchases (offset in Product sales).

•	A $6 million decrease in other product purchases driven by lower prices.
Other segment costs and expenses increased primarily due to the addition of costs and expenses from the Niobrara operations resulting from the ACMP Acquisition.

Management’s Discussion and Analysis (Continued)

NGL & Petchem Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Millions)
Service revenues	$37	$32	$103	$94
Product sales	492	796	1,448	2,322
Segment revenues	529	828	1,551	2,416

Product costs	(395)	(758)	(1,267)	(2,173)
Other segment costs and expenses	(61)	(65)	(193)	(164)
Net insurance recoveries – Geismar Incident	—	—	126	161
Proportional Modified EBITDA of equity-method investments	12	12	32	31
NGL & Petchem Services Modified EBITDA	$85	$17	$249	$271

Olefins margin	$85	$27	$155	$82
NGL margin	5	12	16	50
Marketing margin	5	(2)	12	19
Three months ended September 30, 2015 vs. three months ended September 30, 2014
Modified EBITDA increased in the third quarter of 2015 compared to the third quarter of 2014 primarily due to the higher olefin margins driven by the return to operation of the Geismar plant in late March 2015.
Product sales decreased primarily due to:

•	A $389 million decrease in marketing revenues primarily due to lower prices across most products, as well as lower non-ethane volumes (more than offset in Product costs).

•
A $12 million decrease in Canadian NGL sales revenues due to a $26 million decrease associated with lower prices, partially offset by a $14 million increase associated with higher volumes. Prices have declined across all products, but propane sales declined $16 million reflecting a 97 percent decline in sales price. The higher volumes are driven by higher propane and ethane volumes. Higher quantities of propane were sold into the U.S. for storage due to the unfavorable propane market in Canada, while ethane volumes increased due to a higher production rate at our Redwater fractionator and a change in the composition of products.

•
A $101 million increase in olefins sales primarily due to $119 million in higher sales from our Geismar plant that returned to operation, partially offset by a $14 million decrease from our Canadian operations. The decrease reflects $9 million primarily associated with 62 percent lower propylene prices, partially offset by 34 percent higher volumes.

Product costs decreased primarily due to:

•	A $396 million decrease in marketing product costs primarily due to lower prices across most products, as well as lower non-ethane volumes (substantially offset by lower Product sales).

•
A $5 million decrease in NGL product costs due to a $12 million decrease associated with the decline in the price of natural gas associated with the production of equity NGLs, partially offset by a $7 million increase associated with higher volumes.

•	A $43 million increase in olefin feedstock purchases primarily due to increased volumes as our Geismar plant returned to operation.

Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
Modified EBITDA decreased in 2015 compared to 2014 primarily due to lower insurance proceeds related to the Geismar Incident, lower NGL margins, and higher operating and maintenance costs. The NGL margins reflect lower commodity prices, partially offset by higher volumes. These decreases are partially offset by higher olefin margins driven by the return to operation of the Geismar plant.
Product sales decreased primarily due to:

•	A $966 million decrease in marketing revenues primarily due to lower prices across all products, partially offset by higher non-ethane volumes (substantially offset in Product costs).

•
A $52 million decrease in Canadian NGL sales revenues comprised of a $100 million decrease associated with lower prices, partially offset by an increase of $48 million associated with higher volumes. Prices reflect 83 percent lower per-unit propane prices and 34 percent lower per-unit ethane prices. The higher volumes are driven by higher propane and ethane volumes. Higher quantities of propane were sold into the U.S. for storage due to the unfavorable propane market in Canada. Ethane volumes increased primarily due to the absence of certain operational issues at our off-gas provider and our Redwater facility in 2014.

•
A $159 million increase in olefin sales primarily due to $196 million in higher sales from our Geismar plant that returned to operation, partially offset by a $38 million decrease from our Canadian operations. The decrease is comprised of $50 million in lower prices, partially offset by $12 million associated with higher propylene volumes. The lower prices reflect a 49 percent per-unit decrease in propylene prices and a 41 percent per-unit decrease in alky feedstock prices.

Product costs decreased primarily due to:

•	A $959 million decrease in marketing product costs primarily due to lower per-unit costs, partially offset by higher non-ethane volumes (more than offset by lower Product sales).

•
An $18 million decrease in NGL product costs due to a $41 million decrease reflecting the decline in the price of natural gas associated with the production of equity NGLs, partially offset by a $23 million increase primarily associated with higher propane and ethane volumes.

•
An $86 million increase in olefin feedstock purchases is comprised of $79 million in higher purchases due to increased volumes at our Geismar plant as it returned to operation and $19 million in higher costs at our RGP splitter driven by significantly higher volumes in 2015.  During 2014, the splitter was running at reduced volumes because a third party storage facility was down during the first quarter and transportation was limited due to the Geismar Incident. These increases are partially offset by $12 million in lower olefin feedstock purchases in our Canadian operations primarily due to lower per-unit feedstock costs across all products.

The unfavorable change in Other segment costs and expenses is primarily due to higher operating expenses including increased expenses associated with the return to operation of the Geismar plant and planned maintenance at various facilities.
The decrease in Net insurance recoveries - Geismar Incident is primarily due to the 2015 receipt of $126 million of insurance proceeds compared to $175 million received in 2014, partially offset by the absence of covered insurable expenses in excess of our retentions (deductibles) related to the Geismar Incident in 2015 compared to $14 million in 2014.
Proportional Modified EBITDA of equity-method investments increased primarily due to a $13 million increase from OPPL due to higher transportation volumes, partially offset by a $12 million decrease from Aux Sable, which includes lower NGL margins.

Management’s Discussion and Analysis (Continued)

Management’s Discussion and Analysis of Financial Condition and Liquidity
Outlook
We seek to manage our businesses with a focus on applying conservative financial policy in order to maintain investment-grade credit metrics. We continue to transition to an overall business mix that is increasingly fee-based. Although our cash flows are impacted by fluctuations in energy commodity prices, that impact is somewhat mitigated by certain of our cash flow streams that are not directly impacted by short-term commodity price movements, including:

•	Firm demand and capacity reservation transportation revenues under long-term contracts;

•	Fee-based revenues from certain gathering and processing services.
However, we are indirectly exposed to longer duration depressed energy commodity prices and the related impact on drilling activities and volumes available for gathering and processing services.
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
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2015. Our internal and external sources of consolidated liquidity to fund working capital requirements, capital and investment expenditures, debt service payments, and distributions to unitholders include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity-method investees;

•	Cash proceeds from issuances of debt and/or equity securities;

•	Use of our credit facilities and/or commercial paper program.
We anticipate our more significant uses of cash to be:

•	Maintenance and expansion capital expenditures;

•	Contributions to our equity-method investees to fund their expansion capital expenditures;

•	Interest on our long-term debt;

•	Quarterly distributions to our unitholders and general partner.
Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures include those previously discussed in Company Outlook.

Management’s Discussion and Analysis (Continued)

As of September 30, 2015, we had a working capital deficit (current liabilities, inclusive of commercial paper outstanding and long-term debt due within one year, in excess of current assets) of $2.495 billion. Excluding the impact of the $1.530 billion in commercial paper outstanding, which we consider to be a reduction of our credit facility capacity as noted in the table below, our working capital deficit is $965 million. Our available liquidity is as follows:

Available Liquidity	September 30, 2015
(Millions)
Cash and cash equivalents	$110
Capacity available under our $3.5 billion credit facility, less amounts outstanding under our $3 billion commercial paper program (1)	1,470
Capacity available under our $1 billion short-term credit facility (2)	1,000
$2,580

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. At September 30, 2015, we had $1.530 billion of commercial paper outstanding. The highest amount outstanding under our commercial paper program and credit facility during 2015 was $3.1 billion. At September 30, 2015, we were in compliance with the financial covenants associated with this credit facility and the commercial paper program. See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on our credit facility and commercial paper program.

(2)
See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on our short-term credit facility entered into August 26, 2015 and our short-term facility terminated March 3, 2015.

On September 24, 2015, we received a special distribution of $396 million from Gulfstream reflecting our proportional share of the proceeds from new debt issued by Gulfstream. The new debt was issued to refinance Gulfstream’s current debt maturities and we will contribute our proportional share of amounts necessary to fund those current maturities of $500 million on November 1, 2015 and $300 million on June 1, 2016.
Incentive Distribution Rights
Williams has agreed to temporarily waive incentive distributions of $2.403 million per quarter in connection with our acquisition of 13.03 percent additional interest in UEOM on June 10, 2015. The waiver will continue through the quarter ending September 30, 2017.
Williams is required to pay us a $428 million termination fee associated with the Termination Agreement, which will settle through a reduction of quarterly incentive distributions payable to Williams (such reduction not to exceed $209 million per quarter). Our next distribution in November 2015 will be reduced by $209 million related to this termination fee (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements.)
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

Management’s Discussion and Analysis (Continued)

Shelf Registration
On February 25, 2015, we filed a shelf registration statement, as a well-known seasoned issuer and we also filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in us having an aggregate offering price of up to $1 billion. These sales will be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price or at negotiated prices. Such sales will be made pursuant to an equity distribution agreement between us and certain banks who may act as sales agents or purchase for their own accounts as principals. As of September 30, 2015, no common units have been issued under this registration.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method interest generally require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.
Credit Ratings
Our ability to borrow money is impacted by our credit ratings. Our current ratings are as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating
Standard & Poor’s	Stable	BBB	BBB
Moody’s Investors Service	Negative	Baa2	N/A
Fitch Ratings	Ratings Watch Negative	BBB	N/A
As previously discussed, on September 28, 2015, Williams entered into a Merger Agreement with Energy Transfer and certain of its affiliates. Following this announcement, the credit ratings agencies affirmed and/or revised the outlook and ratings as noted in the table above. While Moody’s Investor Service made no changes to the outlook, the other agencies revised the outlook.
Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to post additional collateral with third parties, negatively impacting our available liquidity. As of September 30, 2015, we estimated that a downgrade to a rating below investment grade could require us to post up to $271 million in additional collateral with third parties.
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

Management’s Discussion and Analysis (Continued)

The following table provides summary information related to our actual and expected capital expenditures, purchases of businesses, and contributions to equity-method investments for 2015. Included are gross increases to our property, plant, and equipment, including changes related to accounts payable and accrued liabilities:

	2015 Estimate	Nine Months Ended September 30, 2015
	(Millions)
Maintenance	$430	$239
Expansion	3,525	2,450
Total	$3,955	$2,689
See Company Outlook - Expansion Projects for discussions describing the general nature of these expenditures.
Cash Distributions to Unitholders
The Board of Directors of our general partner declared a cash distribution of $0.85 per common unit on October 22, 2015, to be paid on November 13, 2015, to unitholders of record at the close of business on November 6, 2015.
Sources (Uses) of Cash

	Nine Months Ended September 30,
	2015	2014
	(Millions)
Net cash provided (used) by:
Operating activities	$2,098	$1,257
Financing activities	290	1,645
Investing activities	(2,449)	(2,874)
Increase (decrease) in cash and cash equivalents	$(61)	$28

Operating activities
The factors that determine operating activities are largely the same as those that affect Net income, with the exception of noncash items such as Impairment of equity-method investments and Depreciation and amortization. Our Net cash provided by operating activities was also impacted by net favorable changes in operating working capital and the absence of contributions from ACMP for the first six months of 2014.
Financing activities
Significant transactions include:

•	$727 million in 2015 and $39 million in 2014 of net proceeds from commercial paper;

•	$2.992 billion in 2015 and $2.740 billion in 2014 net received from our debt offerings;

•	$1.533 billion paid in 2015 on our debt retirements;

•	$2.457 billion received in 2015 and $829 million received in 2014 from our credit facility borrowings;

•	$2.597 billion paid in 2015 and $513 million paid in 2014 on our credit facility borrowings;

•
$2.173 billion, including $1.543 billion to Williams, in 2015 and $1.775 billion, including $1.343 billion to Williams, in 2014 related to quarterly cash distributions paid to limited partner unitholders and the general partner;

Management’s Discussion and Analysis (Continued)

•	$85 million in 2015 and $254 million in 2014 received in contributions from noncontrolling interests;

•	$396 million special distribution from Gulfstream in 2015.
Investing activities
Significant transactions include:

•	Capital expenditures of $2.142 billion in 2015 and $2.697 billion in 2014;

•	$112 million paid to purchase a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility in the Eagle Ford shale;

•	Purchases of and contributions to our equity-method investments of $528 million in 2015 and $331 million in 2014;

•	Distributions from unconsolidated affiliates in excess of cumulative earnings of $251 million in 2015 and $101 million in 2014.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 3 – Variable Interest Entities, Note 10 – Fair Value Measurements and Guarantees, and Note 11 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2015.
Foreign Currency Risk
Our foreign operations, whose functional currency is the local currency, are located in Canada. Net assets of our foreign operations were approximately $913 million and $992 million at September 30, 2015 and December 31, 2014, respectively. These investments have the potential to impact our financial position due to fluctuations in the local currency arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the functional currency against the U.S. dollar would have changed Total partners’ equity by approximately $183 million at September 30, 2015.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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
In November 2013, we became aware of deficiencies with the air permit for the Ft. Beeler gas processing facility located in West Virginia. We notified the EPA and the West Virginia Department of Environmental Protection and are working to bring the Ft. Beeler facility into full compliance. At September 30, 2015, we have accrued liabilities of $140,000 for potential penalties arising out of the deficiencies.
On November 7, 2014, the New Mexico Environment Department’s Air Quality Bureau (Bureau) issued a Notice of Violation (NOV) to Williams Four Corners LLC (Williams Four Corners) for the El Cedro Gas Treating Plant alleging a failure by Williams Four Corners to limit emissions to the allowable emission rates in violation of permit requirements, and for the failure to timely file initial and excess emission reports. The NOV followed an April 2014 inspection at the plant. During the third quarter of 2015, Williams Four Corners paid $30,111 to resolve the NOV and was notified by the Bureau on August 17, 2015 that it had satisfied all requirements under the settlement agreement.
Other
The additional information called for by this item is provided in Note 11 – Contingent Liabilities of the Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, includes certain risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed, except as set forth below:
The pendency of the proposed ETC Merger between Energy Transfer and Williams could adversely affect our business and operations.
The proposed ETC Merger between Energy Transfer and Williams may create a significant distraction for the management team and board of directors of Williams and require Williams to expend significant time and resources. As several members of Williams’ management team also serve on our general partner’s management team we may encounter the same management distraction and constraints. Similarly, current and prospective employees of Williams and its affiliates that provide services to us may experience uncertainty about their future roles following the proposed ETC Merger, which may materially adversely affect Williams’ ability to attract and retain such key personnel during the pendency of the proposed ETC Merger.  If Energy Transfer and Williams fail to complete the proposed ETC Merger, it may be difficult and expensive to recruit and hire replacements for departed employees.  The proposed ETC Merger, its effects and related matters may also distract the Williams employees that provide services to us from day-to-day operations and require substantial commitments of time and resources.  Moreover, the proposed ETC Merger may disrupt our business by causing uncertainty among our suppliers, customers and investors.
In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the proposed ETC Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business.
The notes we acquired from ACMP in the ACMP Merger contain provisions that would require us to make an offer to repurchase such notes should our credit be downgraded within a period of ninety days following the completion of the proposed ETC Merger.
The proposed ETC Merger, if followed by a downgrade in the rating of our outstanding 6.125% Senior Notes due 2022, 4.875% Senior Notes due 2023 and 4.875% Senior Notes due 2024 (collectively, the “Applicable Notes”) by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services within ninety days of the closing date, will result in a change of control as defined in the indentures governing the Applicable Notes (the “Applicable Notes Indentures”). The occurrence of a change of control under the Applicable Notes Indentures will trigger an obligation for us to offer to purchase all or any part of each series of Applicable Notes at a purchase price equal to 101% of the principal amount of each series of Applicable Notes, plus accrued and unpaid interest thereon to the date of repurchase.  If we are required to repurchase some or all of these notes, our ability to do so would be subject to the same risk factors associated with financing our business.

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

Exhibit 3.11	—
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Williams Partners L.P., dated September 28, 2015 (filed on September 28, 2015 as Exhibit 3.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit No.		Description

*Exhibit 3.12	—	Composite Agreement of Limited Partnership of Williams Partners L.P.
Exhibit 3.13	—
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

Exhibit 3.16	—
Composite Certificate of Formation of WPZ GP LLC (filed on February 25, 2015 as Exhibit 3.4 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 3.17	—
Seventh Amended and Restated Limited Liability Company Agreement of WPZ GP LLC (filed on February 2, 2015 as Exhibit 3.3 to Williams Partners L.P.’s current report on Form 8‑K (File No. 001-34831) and incorporated herein by reference).

§*#Exhibit 10.1	—	First Amendment Outstanding Restricted Phantom Unit Award Agreement for Williams Partners Long-Term Incentive Plan.
Exhibit 10.2	—
Credit Agreement dated as of August 26, 2015, among Williams Partners L.P., the lenders named therein, and Barclays Bank PLC as Administrative Agent (filed on August 28, 2015 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8‑K (File No. 001-34831) and incorporated herein by reference).

Exhibit 10.3	—
Termination Agreement and Release, dated as of September 28, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P. and WPZ GP LLC (filed on September 28, 2015 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8‑K (File No. 001-34831) and incorporated herein by reference).

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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

Exhibit No.		Description

*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

§	Pursuant to Item 601(b)(2) of Regulation S-K., the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

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
October 29, 2015

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

Exhibit 3.11	—
Amendment No. 6 to the First Amended and Restated Agreement of Limited Partnership of Williams Partners L.P., dated September 28, 2015 (filed on September 28, 2015 as Exhibit 3.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

Exhibit No.		Description

*Exhibit 3.12	—	Composite Agreement of Limited Partnership of Williams Partners L.P.
Exhibit 3.13	—
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

Exhibit 3.16	—
Composite Certificate of Formation of WPZ GP LLC (filed on February 25, 2015 as Exhibit 3.4 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-34831) and incorporated herein by reference).

Exhibit 3.17	—
Seventh Amended and Restated Limited Liability Company Agreement of WPZ GP LLC (filed on February 2, 2015 as Exhibit 3.3 to Williams Partners L.P.’s current report on Form 8‑K (File No. 001-34831) and incorporated herein by reference).

§*#Exhibit 10.1	—	First Amendment Outstanding Restricted Phantom Unit Award Agreement for Williams Partners Long-Term Incentive Plan.
Exhibit 10.2	—
Credit Agreement dated as of August 26, 2015, among Williams Partners L.P., the lenders named therein, and Barclays Bank PLC as Administrative Agent (filed on August 28, 2015 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8‑K (File No. 001-34831) and incorporated herein by reference).

Exhibit 10.3	—
Termination Agreement and Release, dated as of September 28, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P. and WPZ GP LLC (filed on September 28, 2015 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8‑K (File No. 001-34831) and incorporated herein by reference).

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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.

Exhibit No.		Description

*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement.

§	Pursuant to Item 601(b)(2) of Regulation S-K., the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.