Form 10-Q
period 2016-03-31
WILLIAMS PARTNERS L.P.
filed 2016-05-05
CIK 1483096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 588,613,523 common units and 15,343,001 Class B units outstanding as of May 2, 2016.

Williams Partners L.P.

The reports, filings, and other public announcements of Williams Partners L.P. (WPZ) may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 26, 2016.

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
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of March 31, 2016, we account for as an equity-method investment, including principally the following:
Aux Sable: Aux Sable Liquid Products LP
Caiman II: Caiman Energy II, LLC
Discovery: Discovery Producer Services LLC
Gulfstream: Gulfstream Natural Gas System, L.L.C.
Laurel Mountain: Laurel Mountain Midstream, LLC
OPPL: Overland Pass Pipeline Company LLC
UEOM: Utica East Ohio Midstream LLC
Government and Regulatory:
EPA: Environmental Protection Agency
FERC: Federal Energy Regulatory Commission
SEC: Securities and Exchange Commission

Other:
Williams: The Williams Companies, Inc. and, unless the context otherwise indicates, its subsidiaries (other than Williams Partners L.P. and its subsidiaries)
Energy Transfer or ETE: Energy Transfer Equity, L.P.
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

PART I – FINANCIAL INFORMATION

Williams Partners L.P.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Millions, except per-unit amounts)
Revenues:
Service revenues	$1,226	$1,192
Product sales	428	519
Total revenues	1,654	1,711
Costs and expenses:
Product costs	317	463
Operating and maintenance expenses	382	380
Depreciation and amortization expenses	435	419
Selling, general, and administrative expenses	181	193
Other (income) expense – net	30	17
Total costs and expenses	1,345	1,472
Operating income	309	239
Equity earnings (losses)	97	51
Impairment of equity-method investments	(112)	—
Other investing income (loss) – net	—	1
Interest incurred	(240)	(209)
Interest capitalized	11	17
Other income (expense) – net	15	16
Income (loss) before income taxes	80	115
Provision (benefit) for income taxes	1	3
Net income (loss)	79	112
Less: Net income attributable to noncontrolling interests	29	23
Net income (loss) attributable to controlling interests	$50	$89
Allocation of net income (loss) for calculation of earnings per common unit:
Net income (loss) attributable to controlling interests	$50	$89
Allocation of net income (loss) to general partner	202	195
Allocation of net income (loss) to Class B units	(4)	(2)
Allocation of net income (loss) to Class D units	—	68
Allocation of net income (loss) to common units	$(148)	$(172)
Basic and diluted earnings (loss) per common unit:
Net income (loss) per common unit	$(.25)	$(.34)
Weighted-average number of common units outstanding (thousands)	588,562	507,001
Cash distributions per common unit	$.85	$.85

Other comprehensive income (loss):
Foreign currency translation adjustments	72	(87)
Other comprehensive income (loss)	72	(87)
Comprehensive income (loss)	151	25
Less: Comprehensive income attributable to noncontrolling interests	29	23
Comprehensive income (loss) attributable to controlling interests	$122	$2

See accompanying notes.

Williams Partners L.P.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2016	December 31, 2015
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$125	$96
Trade accounts and notes receivable (net of allowance of $6 at March 31, 2016 and $3 at December 31, 2015)	727	1,026
Inventories	141	127
Other current assets	159	190
Total current assets	1,152	1,439
Investments	7,181	7,336
Property, plant, and equipment, at cost	38,373	37,833
Accumulated depreciation	(9,550)	(9,233)
Property, plant, and equipment – net	28,823	28,600
Goodwill	47	47
Other intangible assets – net of accumulated amortization	9,880	9,969
Regulatory assets, deferred charges, and other	497	479
Total assets	$47,580	$47,870
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$670	$648
Affiliate	129	141
Accrued interest	198	231
Asset retirement obligations	50	57
Other accrued liabilities	446	469
Long-term debt due within one year	976	176
Commercial paper	135	499
Total current liabilities	2,604	2,221
Long-term debt	18,504	19,001
Asset retirement obligations	876	857
Deferred income tax liabilities	126	119
Regulatory liabilities, deferred income, and other	1,220	1,066
Contingent liabilities (Note 9)
Equity:
Partners’ equity:
Common units (588,565,185 and 588,546,022 units outstanding at March 31, 2016 and December 31, 2015, respectively)	19,281	19,730
Class B units (15,343,001 and 14,784,015 units outstanding at March 31, 2016 and December 31, 2015, respectively)	772	771
General partner	2,546	2,552
Accumulated other comprehensive income (loss)	(100)	(172)
Total partners’ equity	22,499	22,881
Noncontrolling interests in consolidated subsidiaries	1,751	1,725
Total equity	24,250	24,606
Total liabilities and equity	$47,580	$47,870

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Changes in Equity
(Unaudited)

	Williams Partners L.P.
	Limited Partners
	Common Units	Class B Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2015	$19,730	$771	$2,552	$(172)	$22,881	$1,725	$24,606
Net income (loss)	43	1	6	—	50	29	79
Other comprehensive income (loss)	—	—	—	72	72	—	72
Cash distributions	(500)	—	(16)	—	(516)	—	(516)
Contributions from general partner	—	—	3	—	3	—	3
Contributions from noncontrolling interests	—	—	—	—	—	16	16
Distributions to noncontrolling interests	—	—	—	—	—	(19)	(19)
Other	8	—	1	—	9	—	9
Net increase (decrease) in equity	(449)	1	(6)	72	(382)	26	(356)
Balance – March 31, 2016	$19,281	$772	$2,546	$(100)	$22,499	$1,751	$24,250

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$79	$112
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	435	419
Provision (benefit) for deferred income taxes	—	3
Impairment of equity-method investments	112	—
Amortization of stock-based awards	9	8
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	298	208
Inventories	(15)	32
Other current assets and deferred charges	23	7
Accounts payable	(19)	(74)
Accrued liabilities	(70)	(61)
Affiliate accounts receivable and payable – net	(15)	6
Other, including changes in noncurrent assets and liabilities	87	37
Net cash provided (used) by operating activities	924	697
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(365)	(799)
Proceeds from long-term debt	1,838	4,825
Payments of long-term debt	(1,526)	(3,223)
Contributions from general partner	3	4
Distributions to limited partners and general partner	(516)	(725)
Distributions to noncontrolling interests	(19)	(13)
Contributions from noncontrolling interests	16	25
Contributions from The Williams Companies, Inc. – net	—	20
Payments for debt issuance costs	(8)	(27)
Other – net	1	(11)
Net cash provided (used) by financing activities	(576)	76
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(463)	(735)
Purchases of and contributions to equity-method investments	(63)	(83)
Distributions from unconsolidated affiliates in excess of cumulative earnings	109	93
Other – net	98	58
Net cash provided (used) by investing activities	(319)	(667)
Increase (decrease) in cash and cash equivalents	29	106
Cash and cash equivalents at beginning of year	96	171
Cash and cash equivalents at end of period	$125	$277
_________
(1) Increases to property, plant, and equipment	$(498)	$(645)
Changes in related accounts payable and accrued liabilities	35	(90)
Capital expenditures	$(463)	$(735)
 See accompanying notes.

Williams Partners L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
We are a Delaware limited partnership whose common units are listed and traded on the New York Stock Exchange. WPZ GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of March 31, 2016, Williams owns an approximate 58 percent limited partner interest, a 2 percent general partner interest, and incentive distribution rights (IDRs) in us.
WPZ Public Unit Exchange
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby Williams would have acquired all of our publicly held outstanding common units in exchange for shares of Williams’ common stock (WPZ Public Unit Exchange).
On September 28, 2015, we entered into a Termination Agreement and Release (Termination Agreement), terminating the WPZ Public Unit Exchange. Under the terms of the Termination Agreement, Williams is required to pay us a $428 million termination fee, which will settle through a reduction of quarterly incentive distributions payable to Williams (such reduction not to exceed $209 million per quarter). Our November 2015 and February 2016 distributions to Williams were each reduced by $209 million related to this termination fee. Our next distribution to Williams in May 2016 will be reduced by the final $10 million related to this termination fee.
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

Notes (Continued)

ACMP Merger
On February 2, 2015, Williams Partners L.P. merged with and into Access Midstream Partners, L.P. (ACMP Merger). For the purpose of these financial statements and notes, Williams Partners L.P. (WPZ) refers to the renamed merged partnership, while Pre-merger Access Midstream Partners, L.P. (ACMP) and Pre-merger Williams Partners L.P. (Pre-merger WPZ) refer to the separate partnerships prior to the consummation of the ACMP Merger and subsequent name change. The net assets of Pre-merger WPZ and ACMP were combined at Williams’ historical basis. Williams’ basis in ACMP reflected its business combination accounting resulting from acquiring control of ACMP on July 1, 2014 (ACMP Acquisition).
Description of Business
Our operations are located in North America. Effective January 1, 2016, businesses located in the Marcellus and Utica shale plays within the former Access Midstream segment are now managed, and thus presented, within the Northeast G&P segment. The remaining Access Midstream businesses are now presented as the Central segment. As a result, beginning with the reporting of first quarter 2016, our operations are organized into the following reportable segments: Central, Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services. Prior period segment disclosures have been recast for these segment changes.
Central provides domestic gathering, treating, and compression services to producers under long-term, fixed-fee contracts. Its primary operating areas are in the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware, and Permian basins. Central also includes a 50 percent equity-method investment in the Delaware basin gas gathering system in the Mid-Continent region.
Northeast G&P is comprised of our midstream gathering and processing businesses in the Marcellus Shale region primarily in Pennsylvania, New York, and West Virginia and the Utica Shale region of eastern Ohio, as well as a 62 percent equity-method investment in Utica East Ohio Midstream, LLC (UEOM), a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 58 percent equity-method investment in Caiman Energy II, LLC, and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 45 percent interest in multiple gathering systems in the Marcellus Shale (Appalachia Midstream Investments).
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
West is comprised of our gathering, processing, and treating operations in New Mexico, Colorado, and Wyoming, and our interstate natural gas pipeline, Northwest Pipeline LLC.
NGL & Petchem Services is comprised of our 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf Coast region, an oil sands offgas processing plant located near Fort McMurray, Alberta, and a natural gas liquid (NGL)/olefin fractionation facility at Redwater, Alberta. This segment also includes our NGL and natural gas marketing business, storage facilities, and an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in Overland Pass Pipeline, LLC (OPPL).

Notes (Continued)

Basis of Presentation
Significant risks and uncertainties
We have previously announced that our business plan for 2016 includes the expectation of proceeds from planned asset monetizations. We have identified our Canadian operations, which have a net book value of Property, plant, and equipment of approximately $1.1 billion as of March 31, 2016, as one possible source for such proceeds and have recently engaged in marketing efforts to identify potentially interested parties and indications of value. As a result of these developments and the influence of the current low-price commodity environment on market values, we performed an impairment evaluation of these assets as of March 31, 2016, which considered probability-weighted scenarios of undiscounted future net cash flows pursuant to the guidance of Accounting Standards Codification (ASC) Topic 360. These included scenarios involving the continued ownership and operation of the assets, as well as selling all of or a partial interest in the assets at assumed transaction prices below our carrying value. As a result of this evaluation, we determined that no impairment was required as of March 31, 2016.
As the marketing process continues and our cash flow and probability assumptions are updated, it is reasonably possible that a portion of the Property, plant, and equipment – net of our Canadian operations may be determined to be unrecoverable and thus result in a significant impairment as early as the second quarter of 2016. The primary factors that may affect this determination are the structure and likelihood of a sale and the level of proceeds estimated to be received.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) (AOCI) is substantially comprised of foreign currency translation adjustments. These adjustments did not impact Net income (loss) in any of the periods presented.
Accounting standards issued but not yet adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are evaluating the impact of the new standard on our consolidated financial statements.
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
Note 2 – Variable Interest Entities
As of March 31, 2016, we consolidate the following variable interest entities (VIEs):
Gulfstar One
We own a 51 percent interest in Gulfstar One, a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. Gulfstar One includes a proprietary floating-production system, Gulfstar FPS, and associated pipelines which provide production handling and gathering services for the Tubular Bells oil and gas discovery in the

Notes (Continued)

eastern deepwater Gulf of Mexico. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Gulfstar One’s economic performance. Construction of an expansion project is underway that will provide production handling and gathering services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico. The expansion project is expected to be in service in the third quarter of 2016. The current estimate of the total remaining construction cost for the expansion project is approximately $108 million, which we expect will be funded with revenues received from customers and capital contributions from us and the other equity partner on a proportional basis.
Constitution
We own a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its long-term firm transportation contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Constitution’s economic performance. We, as construction manager for Constitution, are responsible for constructing the proposed pipeline connecting our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. The project in-service date is targeted as early as the second half of 2018 (see Note 11 – Subsequent Event) and the total remaining cost of the project is estimated to be approximately $616 million, which we expect will be funded with capital contributions from us and the other equity partners on a proportional basis.
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
The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of our consolidated VIEs:

	March 31, 2016	December 31, 2015	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$93	$70	Cash and cash equivalents
Accounts receivable	66	71	Trade accounts and notes receivable – net
Prepaid assets	2	2	Other current assets
Property, plant, and equipment – net	3,049	3,000	Property, plant, and equipment – net
Goodwill	47	47	Goodwill
Other intangible assets – net	1,422	1,436	Other intangible assets – net of accumulated amortization
Accounts payable	(66)	(59)	Accounts payable – trade
Accrued liabilities	(14)	(14)	Other accrued liabilities
Current deferred revenue	(51)	(62)	Other accrued liabilities
Noncurrent asset retirement obligations	(94)	(93)	Asset retirement obligations
Noncurrent deferred revenue associated with customer advance payments	(331)	(331)	Regulatory liabilities, deferred income, and other

Notes (Continued)

Note 3 – Allocation of Net Income (Loss) and Distributions
The allocation of net income (loss) among our general partner, limited partners, and noncontrolling interests is as follows:

	Three Months Ended March 31,
	2016	2015
	(Millions)
Allocation of net income to general partner:
Net income (loss)	$79	$112
Net income applicable to pre-merger operations allocated to general partner	—	(2)
Net income applicable to noncontrolling interests	(29)	(23)
Costs charged directly to the general partner	—	20
Income (loss) subject to 2% allocation of general partner interest	50	107
General partner’s share of net income	2%	2%
General partner’s allocated share of net income (loss) before items directly allocable to general partner interest	1	2
Priority allocations, including incentive distributions, paid to general partner	5	212
Pre-merger net income allocated to general partner interest	—	2
Costs charged directly to the general partner	—	(20)
Net income allocated to general partner’s equity	$6	$196

Net income (loss)	$79	$112
Net income allocated to general partner’s equity	6	196
Net income (loss) allocated to Class B limited partners’ equity	1	(4)
Net income allocated to Class D limited partners’ equity (1)	—	69
Net income allocated to noncontrolling interests	29	23
Net income (loss) allocated to common limited partners’ equity	$43	$(172)

Adjustments to reconcile Net income (loss) allocated to common limited partners’ equity to Allocation of net income (loss) to common units:
Incentive distributions paid (2)	1	212
Incentive distributions declared (2) (3)	(200)	(212)
Impact of unit issuance timing and other	8	—
Allocation of net income (loss) to common units	$(148)	$(172)

(1)
Includes amortization of the beneficial conversion feature associated with the Pre-merger WPZ Class D units of $68 million for the three months ended March 31, 2015. See following discussion of Class D units.

(2)	The 2016 amounts reflect the waiver of IDRs associated with the Termination Agreement. (See Note 1 – General, Description of Business, and Basis of Presentation.)

(3)
The Board of Directors of our general partner declared a cash distribution of $0.85 per common unit on April 26, 2016, to be paid on May 13, 2016, to unitholders of record at the close of business on May 6, 2016.

Class B Units
The Class B units are not entitled to cash distributions. Instead, prior to conversion into common units, the Class B units receive quarterly distributions of additional paid-in-kind Class B units. Effective February 10, 2015, each Class B unit became convertible at the election of either us or the holders of such Class B unit into a common unit on a one-for-one basis. The Board of Directors of our general partner has authorized the issuance of 576,627 Class B units associated with the first-quarter distribution, to be issued on May 13, 2016.

Notes (Continued)

Class D Units
The Pre-merger WPZ Class D units, issued in February 2014 in conjunction with our acquisition of certain Canadian operations, were issued at a discount to the market price of Pre-merger WPZ’s common units, into which they were convertible. The remaining unamortized balance was recognized in the first quarter of 2015 due to the ACMP Merger. All Pre-merger WPZ Class D units were converted into common units in conjunction with the ACMP Merger.
Note 4 – Investing Activities
Investing Income
First-quarter 2016 other-than-temporary impairment charges include $59 million and $50 million related to certain equity-method investments in the Delaware basin gas gathering system and Laurel Mountain, respectively (see Note 8 – Fair Value Measurements and Guarantees).
Summarized Results of Operations for Certain Equity-Method Investments
The table below presents aggregated selected income statement data for our investments in Discovery, Gulfstream, OPPL, Appalachia Midstream Investments, and UEOM, which are considered significant.

	Three Months Ended March 31,
	2016	2015
	(Millions)
Gross revenue	$300	$246
Operating income	177	113
Net income	157	96
Note 5 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Comprehensive Income:

	Three Months Ended March 31,
	2016	2015
	(Millions)
Atlantic-Gulf
Amortization of regulatory assets associated with asset retirement obligations	$8	$8
NGL & Petchem Services
Net foreign currency exchange (gains) losses (1)	11	(5)

(1)	Primarily relates to losses incurred on foreign currency transactions and the remeasurement of U.S. dollar denominated current assets and liabilities within our Canadian operations.
ACMP Merger and Transition

•
Selling, general, and administrative expenses for the three months ended March 31, 2016, and March 31, 2015, includes $5 million and $29 million, respectively, primarily related to professional advisory fees and employee transition costs associated with the ACMP Merger and transition. These costs are primarily reflected within the Central segment.

•	Operating and maintenance expenses includes $4 million for the three months ended March 31, 2015, of transition costs from the ACMP Merger within the Central segment.

Notes (Continued)

•	Interest incurred includes transaction-related financing costs of $2 million for the three months ended March 31, 2015, from the ACMP Merger.
Additional Items

•
Service revenues have been reduced by $15 million for the three months ended March 31, 2016, related to potential refunds associated with a ruling received in certain rate case litigation within the Atlantic-Gulf segment.

•
Selling, general, and administrative expenses and Operating and maintenance expenses for the three months ended March 31, 2016, include $25 million in severance and other related costs associated with an approximate 10 percent reduction in workforce. Amounts by segment are as follows:

Three Months Ended March 31, 2016
(Millions)
Central	$6
Northeast G&P	3
Atlantic-Gulf	8
West	4
NGL & Petchem Services	4

•
Other income (expense) – net below Operating income includes $17 million for allowance for equity funds used during construction for both the three months ended March 31, 2016, and March 31, 2015, within the Atlantic-Gulf segment.

Note 6 – Inventories

	March 31, 2016	December 31, 2015
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$70	$57
Materials, supplies, and other	71	70
	$141	$127
Note 7 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On January 22, 2016, Transco issued $1 billion of 7.85 percent senior unsecured notes due 2026 to investors in a private debt placement. Transco used the net proceeds to repay debt and to fund capital expenditures. As part of the new issuance, Transco entered into a registration rights agreement with the initial purchasers of the unsecured notes. Transco is obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. Transco is required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If Transco fails to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.
Transco retired $200 million of 6.4 percent senior unsecured notes that matured on April 15, 2016.

Notes (Continued)

Commercial Paper Program
As of March 31, 2016, we had $135 million of Commercial paper outstanding under our $3 billion commercial paper program with a weighted average interest rate of 1.29 percent.
Credit Facilities

	March 31, 2016
	Stated Capacity	Outstanding
	(Millions)

Long-term credit facility (1)	$3,500	$625
Letters of credit under certain bilateral bank agreements		2
Short-term credit facility	150	—

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Note 8 – Fair Value Measurements and Guarantees
The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, commercial paper, and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2016:
Measured on a recurring basis:
ARO Trust investments	$82	$82	$82	$—	$—
Energy derivatives assets not designated as hedging instruments	3	3	1	1	1
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Other receivables	13	13	12	1	—
Long-term debt, including current portion (1)	(19,479)	(17,096)	—	(17,096)	—

Assets (liabilities) at December 31, 2015:
Measured on a recurring basis:
ARO Trust investments	$67	$67	$67	$—	$—
Energy derivatives assets not designated as hedging instruments	5	5	—	3	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Other receivables	12	12	10	2	—
Long-term debt, including current portion (1)	(19,176)	(15,988)	—	(15,988)	—

___________________________________
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
Energy derivatives: Energy derivatives include commodity based exchange-traded contracts and over-the-counter contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Energy derivatives assets are reported in Other current assets and Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Energy derivatives liabilities are reported in Other accrued liabilities and Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2016 or 2015.
Additional fair value disclosures
Other receivables: Other receivables primarily consists of margin deposits, which are reported in Other current assets in the Consolidated Balance Sheet. The disclosed fair value of our margin deposits is considered to approximate the carrying value generally due to the short-term nature of these items. Our other receivables are reported in Trade accounts and notes receivable - net and Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. The disclosed fair value of our other receivables is primarily determined by an income approach which considers the underlying contract amounts and our assessment of our ability to recover these amounts.
Long-term debt: The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments.
Assets measured at fair value on a nonrecurring basis

	Date of Measurement	Fair Value	Impairments
		(Millions)
Impairment of equity-method investments (1)	March 31, 2016	$1,294	$109
Other impairment of equity-method investment	March 31, 2016	—	3
Level 3 fair value measurements of equity-method investments			$112
______________

(1)
Reflects other-than-temporary impairment charges related to Central’s equity-method investment in the Delaware basin gas gathering system and Northeast G&P’s equity-method investment in Laurel Mountain reported within Impairment of equity-method investments in the Consolidated Statement of Comprehensive Income. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter 2016 analysis reflects higher discount rates for both of these investments, along with lower natural gas prices for Laurel Mountain. We estimated the fair value of these investments using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital spending. Discount rates utilized

Notes (Continued)

ranged from 13.0 percent to 13.3 percent and reflected increases in our cost of capital, revised estimates of expected future cash flows, and risks associated with the underlying businesses.
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
Note 9 – Contingent Liabilities
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of March 31, 2016, we have accrued liabilities totaling $14 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered, and the final cleanup standards mandated by the EPA and other governmental authorities.
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
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At March 31, 2016, we have accrued liabilities of $7 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2016, we have accrued liabilities totaling $7 million for these costs.
Geismar Incident
On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant and rendered the facility temporarily inoperable (Geismar Incident). We are addressing the following matters in connection with the Geismar Incident.

Notes (Continued)

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
Multiple lawsuits, including class actions for alleged offsite impacts, property damage, customer claims, and personal injury, have been filed against us. To date, we have settled certain of the personal injury claims for an aggregate immaterial amount that we have recovered from our insurers. The trial for certain plaintiffs claiming personal injury, that was set to begin on June 15, 2015, in Iberville Parish, Louisiana, has been postponed to September 6, 2016. The court also set trial dates for additional plaintiffs in November 2016 and January and April 2017. We believe it is probable that additional losses will be incurred on some lawsuits, while for others we believe it is only reasonably possible that losses will be incurred. However, due to ongoing litigation involving defenses to liability, the number of individual plaintiffs, limited information as to the nature and extent of all plaintiffs’ damages, and the ultimate outcome of all appeals, we are unable to reliably estimate any such losses at this time. We believe that it is probable that any ultimate losses incurred will be covered by our general liability insurance policy, which has an aggregate limit of $610 million applicable to this event and retention (deductible) of $2 million per occurrence.
Royalty Matters
Certain of our customers, including one major customer, have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases in Texas, Pennsylvania, and Ohio based on allegations that we improperly participated with that major customer in causing the alleged royalty underpayments. We have also received subpoenas from the United States Department of Justice and the Pennsylvania Attorney General requesting documents relating to the agreements between us and our major customer and calculations of the major customer’s royalty payments. On December 9, 2015, the Pennsylvania Attorney General filed a civil suit against one of our major customers and us alleging breaches of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and on February 8, 2016, the Pennsylvania Attorney General filed an amended complaint in such civil suit, which omitted us as a party. We believe that the claims asserted are subject to indemnity obligations owed to us by that major customer. Due to the preliminary status of the cases, we are unable to estimate a range of potential loss at this time.
Stockholder Litigation
On March 7, 2016, a purported unitholder of us filed a putative class action on behalf of certain purchasers of our units in the U.S. District Court in Oklahoma. The action names as defendants, us, Williams, Williams Partners GP LLC, Alan S. Armstrong, and Donald R. Chappel and alleges violations of certain federal securities laws for failure to disclose Energy Transfer’s intention to pursue a purchase of Williams conditioned on Williams not closing the WPZ Public Unit Exchange when announcing the WPZ Public Unit Exchange. The complaint seeks, among other things, damages and an award of costs and attorneys’ fees. We cannot reasonably estimate a range of potential loss at this time.
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

Notes (Continued)

Note 10 – Segment Disclosures
Our reportable segments are Central, Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services. (See Note 1 – General, Description of Business, and Basis of Presentation.)
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

	Central	Northeast G&P	Atlantic- Gulf	West	NGL & Petchem Services	Eliminations	Total
	(Millions)
Three Months Ended March 31, 2016
Segment revenues:
Service revenues
External	$252	$208	$465	$263	$38	$—	$1,226
Internal	3	3	1	—	—	(7)	—
Total service revenues	255	211	466	263	38	(7)	1,226
Product sales
External	—	19	37	4	368	—	428
Internal	—	5	32	48	38	(123)	—
Total product sales	—	24	69	52	406	(123)	428
Total revenues	$255	$235	$535	$315	$444	$(130)	$1,654

Three Months Ended March 31, 2015
Segment revenues:
Service revenues
External	$245	$196	$457	$262	$32	$—	$1,192
Internal	7	—	1	—	—	(8)	—
Total service revenues	252	196	458	262	32	(8)	1,192
Product sales
External	—	37	68	8	406	—	519
Internal	—	1	53	56	37	(147)	—
Total product sales	—	38	121	64	443	(147)	519
Total revenues	$252	$234	$579	$326	$475	$(155)	$1,711

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Comprehensive Income.

	Three Months Ended March 31,
	2016	2015
	(Millions)
Modified EBITDA by segment:
Central	$157	$133
Northeast G&P	214	185
Atlantic-Gulf	376	335
West	155	161
NGL & Petchem Services	53	6
Other	—	(3)
	955	817
Accretion expense associated with asset retirement obligations for nonregulated operations	(7)	(7)
Depreciation and amortization expenses	(435)	(419)
Equity earnings (losses)	97	51
Impairment of equity-method investments	(112)	—
Other investing income (loss) – net	—	1
Proportional Modified EBITDA of equity-method investments	(189)	(136)
Interest expense	(229)	(192)
(Provision) benefit for income taxes	(1)	(3)
Net income (loss)	$79	$112
The following table reflects Total assets by reportable segment.

	Total Assets
	March 31, 2016	December 31, 2015
	(Millions)
Central	$13,654	$13,914
Northeast G&P	13,667	13,827
Atlantic-Gulf	13,453	12,171
West	4,981	5,035
NGL & Petchem Services	3,401	3,306
Other corporate assets	324	350
Eliminations (1)	(1,900)	(733)
Total	$47,580	$47,870

(1)	Eliminations primarily relate to the intercompany accounts and notes receivable generated by our cash management program.
Note 11 – Subsequent Event
As previously discussed, we are the construction manager for and own a 41 percent consolidated interest in Constitution. In December 2014, we received approval from the Federal Energy Regulatory Commission to construct and operate the Constitution pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the Constitution

Notes (Continued)

pipeline. We remain steadfastly committed to the project and intend to challenge the legality and appropriateness of the NYSDEC’s decision. In light of the NYSDEC’s denial of the water quality certification and the anticipated actions to challenge the decision, the target in-service date has been revised to as early as the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded. An unfavorable resolution could result in the impairment of a significant portion of the capitalized project costs, which total $396 million on a consolidated basis at March 31, 2016, and are included within Property, plant, and equipment, at cost in the Consolidated Balance Sheet. It is also possible that we could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.

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
The ongoing strategy of our midstream operations is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers. These services include natural gas gathering, processing, treating, and compression, NGL fractionation and transportation, crude oil production handling and transportation, olefin production, marketing services for NGL, oil and natural gas, as well as storage facilities.
Effective January 1, 2016, businesses located in the Marcellus and Utica shale plays within the former Access Midstream segment are now managed, and thus presented, within the Northeast G&P segment. The remaining Access Midstream businesses are now presented as the Central segment. Prior period segment disclosures have been recast for these segment changes. As a result, beginning with the reporting of first- quarter 2016, our reportable segments are Central, Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services, which are comprised of the following businesses:

•
Central provides domestic gathering, treating, and compression services to producers under long-term, fixed-fee contracts. Its primary operating areas are in the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware and Permian basins. Central also includes a 50 percent equity-method investment in the Delaware basin gas gathering system in the Mid-Continent region.

•
Northeast G&P is comprised of midstream gathering and processing businesses in the Marcellus Shale region primarily in Pennsylvania, New York, and West Virginia, and the Utica shale region of eastern Ohio, as well as a 69 percent equity-method investment in Laurel Mountain and a 58 percent equity-method investment in Caiman II. Northeast G&P also includes a 62 percent equity-method investment in UEOM and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 45 percent interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).

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

Management’s Discussion and Analysis (Continued)

•	West is comprised of our gathering, processing and treating operations in New Mexico, Colorado, and Wyoming, and our interstate natural gas pipeline, Northwest Pipeline.

•
NGL & Petchem Services is comprised of our 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and various petrochemical and feedstock pipelines in the Gulf Coast region, an oil sands offgas processing plant near Fort McMurray, Alberta, and an NGL/olefin fractionation facility at Redwater, Alberta. This segment also includes an NGL and natural gas marketing business, storage facilities, and an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in OPPL.

As of March 31, 2016, Williams holds an approximate 60 percent interest in us, comprised of an approximate 58 percent limited partner interest and all of our 2 percent general partner interest and IDRs.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our 2015 Annual Report on Form 10-K dated February 26, 2016.
Distributions
On April 26, 2016, our general partner’s Board of Directors approved a quarterly distribution to unitholders of $0.85 per common unit on May 13, 2016, on our outstanding common units to unitholders of record at the close of business on May 6, 2016.
Overview of Three Months Ended March 31, 2016
Net income (loss) attributable to controlling interests for the three months ended March 31, 2016, decreased $39 million compared to the three months ended March 31, 2015, primarily due to impairment charges associated with certain equity-method investments and an increase in interest incurred, which were partially offset by an increase in olefins margins associated with our Geismar plant and higher equity earnings at Discovery related to the completion of the Keathley Canyon Connector in 2015. See additional discussion in Results of Operations.
Williams’ Merger Agreement with Energy Transfer
On September 28, 2015, Williams publicly announced in a press release that it had entered into a Merger Agreement with Energy Transfer and certain of its affiliates. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Williams will be merged with and into the newly formed ETC, with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that will be treated as a corporation for U.S. federal income tax purposes. Immediately following the completion of the ETC Merger, ETC will contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to Williams stockholders in the ETC Merger. We expect to retain our current name and remain a publicly traded limited partnership following the ETC Merger.
NGL & Petchem Services
Redwater expansion
In March 2016, we completed the expansion of our Redwater facilities to provide NGL transportation and fractionation services to Williams associated with its long-term agreement to provide gas processing services to a second bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta. With this capacity increase, additional NGL/olefins mixtures from Williams are fractionated into an ethane/ethylene mix, propane, polymer grade propylene, normal butane, an alkylation feed and condensate under a long-term, fee-based agreement.

Management’s Discussion and Analysis (Continued)

Volatile Commodity Prices
NGL per-unit margins were approximately 36 percent lower in the first three months of 2016 compared to the same period of 2015 driven primarily by 30 percent lower per-unit non-ethane prices, as well as a change in the relative mix of NGL products produced, which has shifted to a higher proportion of lower-margin ethane products. These decreases are partially offset by more than a 30 percent decline in per-unit natural gas feedstock prices.
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
Q2'13
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15
Q4'15
Q1'16
Ethane production for others & change in inventory (millions of gallons)
Non-Ethane production for others & change in inventory (millions of gallons)
Equity Ethane sales (millions of gallons)
Equity Non-Ethane sales (millions of gallons)
Realized ethane margin ($ per gallon)
Realized non-ethane margin ($ per gallon)
Realized NGL margin ($ per gallon)

The potential impact of commodity price volatility on our business for the remainder of 2016 is further discussed in the following Company Outlook.
Company Outlook
As previously discussed, Williams entered into a Merger Agreement with Energy Transfer and certain of its affiliates and expects the ETC Merger to close in the second quarter of 2016. The following discussion reflects our operating plan for 2016.

Management’s Discussion and Analysis (Continued)

Our strategy is to provide large-scale energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas, natural gas products, and crude oil that exists in North America. We seek to accomplish this through further developing our scale positions in current key markets and basins and entering new demand driven growth markets and basins where we can become the large-scale service provider. We will continue to maintain a strong commitment to safety, environmental stewardship, operational excellence, and customer satisfaction. We believe that accomplishing these goals will position us to deliver safe and reliable service to our customers and an attractive return to our unitholders.
This strategy remains intact and we continue to execute on infrastructure projects that serve long-term natural gas needs. We expect commodity prices to remain challenged and costs of capital to remain sharply higher throughout 2016 as compared to 2015. Anticipating these conditions, our business plan for 2016 includes significant reductions in capital investment and expenses, including the workforce reductions previously discussed in Note 5 – Other Income and Expenses, from our previous plans. In addition, we expect proceeds from planned asset monetizations in excess of $1 billion during 2016.
Our growth capital and investment expenditures in 2016 are expected to total $2.1 billion. Approximately $1.3 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining non-interstate pipeline growth capital spending in 2016 primarily reflects investment in gathering and processing systems limited to known new producer volumes, including wells drilled and completed awaiting connecting infrastructure. We also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
Fee-based businesses are a significant component of our portfolio, which serves to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, producer activities are being impacted by lower energy commodity prices which may affect our gathering volumes. The credit profiles of certain of our producer customers are increasingly challenged by the current market conditions, which ultimately may result in a further reduction of our gathering volumes. Such reductions as well as further or prolonged declines in energy commodity prices may result in noncash impairments of our assets.
For example, we have been approached by certain customers seeking to revise certain of our gathering and processing contracts, due in part to the low energy commodity price environment. In these situations, we generally seek to reasonably consider customer needs while maintaining or improving the overall value of our contracts. Any such revisions may impact the level and timing of expected future cash flows, requiring that we evaluate the recoverability of the underlying assets, which could result in noncash impairments.
Commodity margins are highly dependent upon regional supply/demand balances of natural gas as they relate to NGL margins, while olefins are impacted by global supply and demand fundamentals. We anticipate the following trends in energy commodity prices in 2016, compared to 2015 that may impact our operating results and cash flows:

•	Natural gas prices are expected to be lower;

•	NGL prices are expected to be somewhat consistent;

•	Olefins prices, including propylene, ethylene, and the overall ethylene crack spread, are expected to be lower.
In 2016, we anticipate our operating results will include increases from our fee-based businesses primarily as a result of Atlantic-Gulf projects placed in service in 2015 and those anticipated to be placed in service in 2016, increases in our olefins volumes associated with a full year of operations at our Geismar plant following its 2015 repair and expansion, and lower general and administrative costs associated with previously discussed workforce reductions. Additionally, we anticipate these improvements will be partially offset by the absence of operating results associated with certain asset monetizations and additional operating expenses associated with growth projects placed in service in 2015 and those anticipated to be placed in service in 2016. It is also possible that certain asset monetization scenarios could result in impairments if assets are sold for amounts less than their carrying value.

Management’s Discussion and Analysis (Continued)

Potential risks and obstacles that could impact the execution of our plan include:

•	Downgrade of our investment grade credit ratings and associated increase in cost of borrowings;

•	Higher cost of capital and/or limited availability of capital due to a change in our financial condition, interest rates, and/or market or industry conditions;

•	Counterparty credit and performance risk, including that of Chesapeake Energy Corporation and its affiliates;

•	Lower than anticipated proceeds from planned asset monetizations;

•	Cost reductions at levels lower than anticipated;

•	Lower than anticipated energy commodity prices and margins;

•	Lower than anticipated volumes from third parties served by our midstream business;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	General economic, financial markets, or further industry downturn;

•	Lower than expected levels of cash flow from operations;

•	Changes in the political and regulatory environments including the risk of delay in permits needed for regulatory projects;

•	Physical damages to facilities, including damage to offshore facilities by named windstorms;

•	Reduced availability of insurance coverage.

We continue to address these risks through maintaining a strong financial position and liquidity, as well as through managing a diversified portfolio of energy infrastructure assets which continue to serve key markets and basins in North America.
Expansion Projects
Our ongoing major expansion projects include the following:
Central
Eagle Ford
We plan to expand our gathering infrastructure in the Eagle Ford region in order to meet our customers’ production plans. The expansion of the gathering infrastructure includes the addition of new facilities, well connections, and gathering pipeline to the existing systems.
Northeast G&P
Oak Grove Expansion
We plan to expand our processing capacity at our Oak Grove facility by adding a second 200 MMcf/d cryogenic natural gas processing plant, which, based on our customers’ needs, is expected to be placed into service in 2019.

Management’s Discussion and Analysis (Continued)

Gathering System Expansion
We will continue to expand the gathering systems in the Marcellus and Utica shale regions that are needed to meet our customers’ production plans. The expansion of the gathering infrastructure includes additional compression and gathering pipeline to the existing system.
Atlantic-Gulf
Constitution Pipeline
In December 2014, we received approval from the FERC to construct and operate the jointly owned Constitution pipeline, which will have an expected capacity of 650 Mdth/d. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project and intend to challenge the legality and appropriateness of the NYSDEC’s decision. (See Note 11 – Subsequent Event.) We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution. The 126-mile Constitution pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York, as well as to a local distribution company serving New York and Pennsylvania. In light of the NYSDEC’s denial of the water quality certification and the anticipated actions to challenge the decision, the target in-service date has been revised to as early as the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded.
Garden State
In April 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 210 in New Jersey to a new interconnection on our Trenton Woodbury Lateral in New Jersey. The project will be constructed in phases and is expected to increase capacity by 180 Mdth/d. We plan to place the initial phase of the project into service during the fourth quarter of 2016 and the remaining portion in the third quarter of 2017, assuming timely receipt of all necessary regulatory approvals.
Norphlet Project
In March 2016, we announced that we have reached an agreement to provide deepwater gas gathering services to the Appomattox development in the Gulf of Mexico. The project will provide offshore gas gathering services to our existing Transco lateral, which will provide transmission services onshore to our Mobile Bay processing facility. We also plan to make modifications to our Main Pass 261 Platform to install an alternate delivery route from the platform, as well as modifications to our Mobile Bay processing facility. The project is scheduled to go into service during the first quarter of 2019.
Hillabee
In February 2016, the FERC issued a certificate order for the initial phases of Transco’s Hillabee Expansion Project (Hillabee). The project involves an expansion of Transco’s existing natural gas transmission system from Station 85 in west central Alabama to a proposed new interconnection with the Sabal Trail project in Alabama. Construction is expected to begin in the second quarter of 2016. Hillabee will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. We plan to place the initial phases of Hillabee into service during the second quarters of 2017 and 2020, assuming timely receipt of all necessary regulatory approvals, and together they are expected to increase capacity by 1,025 Mdth/d.
In March 2016, we entered into an agreement with the member-sponsors of Sabal Trail to resolve several matters. In accordance with the agreement, the member-sponsors will pay us an aggregate amount of $240 million in three equal installments as certain milestones of the project are met. The first $80 million payment was received in March 2016. We expect to recognize income associated with these receipts over the term of the capacity lease agreement.

Management’s Discussion and Analysis (Continued)

Gulf Trace
In October 2015, we received approval from the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 65 in St. Helena Parish, Louisiana to a new interconnection with Sabine Pass Liquefaction in Cameron Parish, Louisiana. We plan to place the project into service during the first quarter of 2017 and it is expected to increase capacity by 1,200 Mdth/d.
New York Bay Expansion
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
Rock Springs
In March 2015, we received approval from the FERC to expand Transco’s existing natural gas transmission system from New Jersey to a proposed generation facility in Maryland. We plan to place the project into service in the third quarter of 2016 and it is expected to increase capacity by 192 Mdth/d.
Atlantic Sunrise
In March 2015, we filed an application with the FERC to expand Transco’s existing natural gas transmission system along with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in west central Alabama. We plan to place the project into service as early as late 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 1,700 Mdth/d.
Virginia Southside II
In March 2015, we filed an application with the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 210 in New Jersey and Station 165 in Virginia to a new lateral extending from our Brunswick Lateral in Virginia. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 250 Mdth/d.
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
Critical Accounting Estimates
Goodwill
During the first quarter of 2016 we observed a significant decline in the market value of WPZ. As a result, we evaluated our goodwill associated with the West G&P reporting unit for impairment. Goodwill for the West G&P reporting unit was $47 million at both March 31, 2016, and December 31, 2015. We estimated the fair value of the West G&P reporting unit based on an income approach utilizing discount rates specific to the underlying business. These discount rates considered variables unique to each business, including equity yields of comparable midstream businesses, expectations for future growth, and customer performance considerations. The weighted-average discount rate utilized was 11.6 percent. Our analysis indicated that the fair value of the West G&P reporting unit exceeded its

Management’s Discussion and Analysis (Continued)

book value by approximately $262 million, or 10 percent. We estimate that an overall increase in the discount rate utilized of 250 basis points would have resulted in a potential impairment of goodwill for this reporting unit.

Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the consolidated financial statements.
Equity-Method Investments

In response to declining market conditions in the first quarter of 2016, we assessed whether the carrying amounts of certain of our equity-method investments exceeded their fair value. As a result, we recognized other-than-temporary impairment charges of $59 million and $50 million in the first quarter related to our equity-method investments in the Delaware basin gas gathering system (DBJV) and Laurel Mountain (LMM), respectively. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter analysis reflects higher discount rates for both DBJV and LMM, along with lower natural gas prices for LMM.

We estimated the fair value of these investments using an income approach and discount rates ranging from 13.0 percent to 13.3 percent. These discount rates considered variables unique to each business area, including equity yields of comparable midstream businesses, expectations for future growth and customer performance considerations.

We estimate that an overall increase in the discount rates utilized of 50 basis points would have resulted in additional impairment charges on our at-risk equity-method investments of approximately $104 million.

Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of a different impairment charge in the consolidated financial statements.

At March 31, 2016, our Consolidated Balance Sheet includes approximately $7.2 billion of investments that are accounted for under the equity-method of accounting. We evaluate these investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. We continue to monitor our equity-method investments for any indications that the carrying value may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare our estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We generally estimate the fair value of our investments using an income approach where significant judgments and assumptions include expected future cash flows and the appropriate discount rate. In some cases, we may utilize a form of market approach to estimate the fair value of our investments.

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

Management’s Discussion and Analysis (Continued)

Constitution Pipeline Capitalized Project Costs
As of March 31, 2016, Property, plant, and equipment, at cost in our Consolidated Balance Sheet includes approximately $396 million of capitalized project costs for Constitution, for which we are the construction manager and own a 41 percent consolidated interest. In December 2014, we received approval from the FERC to construct and operate this jointly owned pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the Constitution pipeline. We remain steadfastly committed to the project and intend to challenge the legality and appropriateness of the NYSDEC’s decision.

As a result of the denial by the NYSDEC, we evaluated the capitalized project costs for impairment as of March 31, 2016, and determined that no impairment was necessary. Our evaluation considered probability-weighted scenarios of undiscounted future net cash flows, including a scenario assuming successful resolution with the NYSDEC and construction of the pipeline, as well as a scenario where the project does not proceed. We will continue to monitor the capitalized project costs associated with Constitution for potential impairment.

Property, Plant, and Equipment - Canadian Operations
We evaluate our property, plant, and equipment for impairment when events or changes in circumstances indicate, in our judgment, that the carrying value of such assets may not be recoverable. When an indicator of impairment has occurred, we compare our estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred and we may apply a probability-weighted approach to consider the likelihood of different cash flow assumptions and possible outcomes including selling in the near term or holding for the remaining estimated useful life. If an impairment of the carrying value has occurred, we determine the amount of the impairment recognized by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. This evaluation is performed at the lowest level for which separately identifiable cash flows exist.
We have previously announced that our business plan for 2016 includes the expectation of proceeds from planned asset monetizations. We have identified our Canadian operations, which have a net book value of property, plant, and equipment of approximately $1.1 billion as of March 31, 2016, as one possible source for such proceeds and have recently engaged in marketing efforts to identify potentially interested parties and indications of value. As a result of these developments and the influence of the current low-price commodity environment on market values, we performed an impairment evaluation of these assets as of March 31, 2016, which considered probability-weighted scenarios of undiscounted future net cash flows pursuant to the guidance of Accounting Standards Codification Topic 360. These included scenarios involving the continued ownership and operation of the assets, as well as selling all of or a partial interest in the assets at assumed transaction prices below our carrying value. As a result of this evaluation, we determined that no impairment was required as of March 31, 2016.
As the marketing process continues and our cash flow and probability assumptions are updated, it is reasonably possible that a portion of the property, plant and equipment of our Canadian operations may be determined to be unrecoverable and thus result in a significant impairment as early as the second quarter of 2016. The primary factors that may affect this determination are the structure and likelihood of a sale and the level of proceeds estimated to be received.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,
	2016	2015	$ Change*	% Change*
	(Millions)
Revenues:
Service revenues	$1,226	$1,192	+34	+3%
Product sales	428	519	-91	-18%
Total revenues	1,654	1,711
Costs and expenses:
Product costs	317	463	+146	+32%
Operating and maintenance expenses	382	380	-2	-1%
Depreciation and amortization expenses	435	419	-16	-4%
Selling, general, and administrative expenses	181	193	+12	+6%
Other (income) expense – net	30	17	-13	-76%
Total costs and expenses	1,345	1,472
Operating income	309	239
Equity earnings (losses)	97	51	+46	+90%
Impairment of equity-method investments	(112)	—	-112	NM
Other investing income (loss) – net	—	1	-1	+100%
Interest expense	(229)	(192)	-37	-19%
Other income (expense) – net	15	16	-1	-6%
Income (loss) before income taxes	80	115
Provision (benefit) for income taxes	1	3	+2	+67%
Net income (loss)	79	112
Less: Net income attributable to noncontrolling interests	29	23	-6	-26%
Net income (loss) attributable to controlling interests	$50	$89

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2016 vs. three months ended March 31, 2015
Service revenues increased primarily due to expansion projects placed in service in 2015 and 2016 in most of our operating areas. These increases were partially offset by a decrease in storage revenues at Transco, natural volume declines in certain production areas, and operational issues of producers in the Gulf Coast region.
Product sales decreased due to reduced marketing revenues primarily associated with lower prices across most products and lower volumes, as well as a reduction in revenues from our equity NGLs mainly related to a decrease in NGL prices. Additionally, olefin sales from our RGP Splitter and our Canadian operations decreased driven by lower per-unit prices. These decreases were partially offset by an increase in olefin sales primarily associated with resuming our Geismar operations.

Management’s Discussion and Analysis (Continued)

The decrease in Product costs includes lower marketing purchases primarily associated with a decline in per-unit costs across most products and lower volumes. The decrease also includes reduced natural gas purchases associated with the production of equity NGLs mostly due to lower natural gas prices, as well as decreased olefin feedstock purchases at our RGP Splitter and our Canadian operations driven by lower per-unit costs. An increase in olefin feedstock purchases primarily related to resuming our Geismar operations partially offset these decreases.
Operating and maintenance expenses includes $14 million of severance and related costs recognized in 2016 associated with workforce reductions. This increase was substantially offset by lower operating costs including electric power costs, outside services fees, and materials and supplies expenses.
Depreciation and amortization expenses increased primarily due to depreciation on new projects placed in service, including the Geismar expansion.
Selling, general, and administrative expenses decreased primarily due to lower merger and transition costs associated with the ACMP Merger, partially offset by $11 million of severance and related costs recognized in 2016 associated with workforce reductions.
Other (income) expense – net within Operating income includes an unfavorable change in net foreign currency exchange gains and losses.
Operating income increased primarily due to higher olefin margins related to the resumption of operations at Geismar, higher fee revenues from expansion projects placed in service in 2015 and 2016, and lower costs related to the merger and integration of ACMP. These increases were partially offset by higher depreciation expenses related to new projects placed in service and severance and related workforce reduction costs recognized in 2016.
Equity earnings (losses) changed favorably primarily due to a $25 million increase at Discovery related to the completion of the Keathley Canyon Connector in the first quarter of 2015. Additionally, UEOM contributed $10 million primarily due to an increase in our ownership percentage and Laurel Mountain contributed $9 million primarily related to the absence of impairments recognized during the first quarter of 2015.
Impairment of equity-method investments reflects 2016 impairment charges associated with certain equity-method investments. (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements.)
Interest expense increased due to higher Interest incurred of $31 million primarily attributable to new debt issuances in 2016 and 2015 as well as lower Interest capitalized of $6 million mostly related to construction projects that have been placed into service, partially offset by lower interest due to 2015 debt retirements. (See Note 7 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Period-Over-Period Operating Results – Segments
We evaluate segment operating performance based upon Modified EBITDA. Note 10 – Segment Disclosures of Notes to Consolidated Financial Statements includes a reconciliation of this non-GAAP measure to Net income (loss). Management uses Modified EBITDA because it is an accepted financial indicator used by investors to compare company performance. In addition, management believes that this measure provides investors an enhanced perspective of the operating performance of our assets. Modified EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP.

Management’s Discussion and Analysis (Continued)

Central

	Three Months Ended March 31,
	2016	2015
	(Millions)
Service revenues	$255	$252

Segment costs and expenses	(107)	(127)
Proportional Modified EBITDA of equity-method investments	9	8
Central Modified EBITDA	$157	$133
Three months ended March 31, 2016 vs. three months ended March 31, 2015
Modified EBITDA increased primarily due to a decrease in ACMP Merger and transition expenses incurred in 2016.
Service revenues increased slightly primarily due to higher rates in the Haynesville area, partially offset by lower volumes in the Barnett and Anadarko areas.
Segment costs and expenses decreased primarily due to a $27 million decrease in ACMP Merger and transition expenses in 2016, partially offset by $6 million of severance and related costs recognized in 2016 related to workforce reductions.
Northeast G&P

	Three Months Ended March 31,
	2016	2015
	(Millions)
Service revenues	$211	$196
Product sales	24	38
Segment revenues	235	234

Product costs	(21)	(37)
Other segment costs and expenses	(97)	(88)
Proportional Modified EBITDA of equity-method investments	97	76
Northeast G&P Modified EBITDA	$214	$185
Three months ended March 31, 2016 vs. three months ended March 31, 2015
Modified EBITDA increased primarily due to improvements in Proportional Modified EBITDA of equity-method investments driven by increases in our ownership percentage of UEOM and the absence of certain impairments in the first quarter of 2015.
Service revenues include an increase in Utica Shale gathering revenues primarily due to growth in volumes associated with new well connects and higher reimbursement of certain costs from customers, partially offset by a decline in fee-based revenues from our Ohio Valley Midstream operations associated with producer shut-ins and lower rates.
Product sales decreased primarily due to a $16 million decline in marketing sales in the Ohio Valley Midstream business, comprised of an $11 million decrease reflecting a 39 percent decline in non-ethane per-unit marketing sales prices and a $5 million decline associated with a 16 percent decrease in non-ethane volumes. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.

Management’s Discussion and Analysis (Continued)

Proportional Modified EBITDA of equity-method investments improved primarily due to an $11 million increase from UEOM associated with an increase in our ownership percentage and a $10 million increase from Laurel Mountain primarily due to the absence of impairments incurred during the first quarter of 2015.
Atlantic-Gulf

	Three Months Ended March 31,
	2016	2015
	(Millions)
Service revenues	$466	$458
Product sales	69	121
Segment revenues	535	579

Product costs	(64)	(113)
Other segment costs and expenses	(161)	(169)
Proportional Modified EBITDA of equity-method investments	66	38
Atlantic-Gulf Modified EBITDA	$376	$335

NGL margin	$5	$7
Three months ended March 31, 2016 vs. three months ended March 31, 2015
Modified EBITDA increased primarily due to higher earnings at Discovery due to the completion of the Keathley Canyon Connector in the first quarter of 2015, lower segment costs and expenses, and higher service revenues.
Service revenues increased primarily due to a $36 million increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2015 and 2016. This increase was partially offset by a $15 million decrease in Transco’s storage revenue related to potential refunds associated with a ruling received in certain rate case litigation in 2016. In addition, Eastern Gulf Coast fee revenues decreased $10 million primarily related to producers’ operational issues at Gulfstar and natural declines in certain production areas.
Product sales decreased primarily due to:

•
A $42 million decrease in crude oil and NGL marketing revenues. Crude oil marketing sales decreased $24 million associated with 38 percent lower crude oil per barrel sales prices and 27 percent lower volumes. Lower volumes were primarily due to natural declines in production areas served by our Mountaineer crude oil pipeline. NGL marketing sales decreased $18 million associated with 30 percent lower non-ethane per-unit sales prices and 22 percent lower non-ethane sales volumes. These changes in marketing revenues are offset by similar changes in marketing purchases;

•	A $5 million decrease in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA.
Product costs decreased primarily due to:

•	A $43 million decrease in marketing purchases (offset in Product sales);

•	A $5 million decrease in system management gas costs (offset in Product sales).
Other segment costs and expenses decreased primarily due to lower operating expenses and project development costs. These decreases were partially offset by $8 million of severance and related costs recognized in 2016 associated with workforce reductions.

Management’s Discussion and Analysis (Continued)

The increase in Proportional Modified EBITDA of equity-method investments is primarily due to a $28 million increase from Discovery primarily due to higher fee revenues attributable to the completion of the Keathley Canyon Connector in the first quarter of 2015.
West

	Three Months Ended March 31,
	2016	2015
	(Millions)
Service revenues	$263	$262
Product sales	52	64
Segment revenues	315	326

Product costs	(31)	(36)
Other segment costs and expenses	(129)	(129)
West Modified EBITDA	$155	$161

NGL margin	$20	$25
Three months ended March 31, 2016 vs. three months ended March 31, 2015
Modified EBITDA decreased due to lower NGL margins as a result of lower prices, partially offset by lower per-unit natural gas costs and contributions from the start-up of the Bucking Horse processing facility in the first quarter of 2015.
Service revenues increased due to $7 million higher gathering and processing revenues from the Niobrara operations due to the start-up of the Bucking Horse processing facility in the first quarter of 2015, partially offset by lower gathering and processing fees in the Piceance basin primarily due to lower volumes.
Product sales decreased primarily due to a $10 million decrease in revenues from our equity NGLs associated with 26 percent lower average per-unit non-ethane sales prices driven by the decline in NGL prices.
Product costs decreased primarily due to lower per-unit natural gas costs.
NGL & Petchem Services

	Three Months Ended March 31,
	2016	2015
	(Millions)
Service revenues	$38	$32
Product sales	406	443
Segment revenues	444	475

Product costs	(325)	(424)
Other segment costs and expenses	(83)	(56)
Proportional Modified EBITDA of equity-method investments	17	11
NGL & Petchem Services Modified EBITDA	$53	$6

Olefins margin	$71	$9
NGL margin	5	10
Three months ended March 31, 2016 vs. three months ended March 31, 2015
Modified EBITDA increased primarily due to higher olefin margins driven by the return to operation of the Geismar plant in late March 2015, partially offset by an unfavorable change in net foreign currency exchange gains and losses.

Management’s Discussion and Analysis (Continued)

Product sales decreased primarily due to:

•	An $89 million decrease in marketing revenues primarily due to lower prices across all products, especially non-ethane (more than offset by lower Product costs);

•	An $11 million decrease in Canadian NGL sales revenues primarily due to lower prices, reflecting 71 percent and 22 percent per-unit lower propane and ethane prices, respectively;

•
A $65 million increase in olefin sales primarily due to $96 million in higher sales from our Geismar plant that returned to operation in late March 2015, partially offset by a $20 million decrease from our RGP Splitter and an $11 million decrease from our Canadian operations, both driven by lower per-unit prices.

Product costs decreased primarily due to:

•	A $92 million decrease in marketing product costs primarily due to lower per-unit costs across all products, especially non-ethane (substantially offset by lower Product sales);

•	A $6 million decrease in NGL product costs primarily related to a decline in the price of natural gas associated with the production of equity NGLs;

•
A $3 million increase in olefin feedstock purchases primarily comprised of $36 million in higher purchases due to increased volumes at our Geismar plant as it returned to operation in late March 2015, partially offset by $31 million lower per-unit purchase costs at our RGP Splitter and $2 million lower per-unit purchase costs in our Canadian operations.

The increase in Other segment costs and expenses includes a $16 million unfavorable change in foreign currency exchange that primarily relates to losses incurred on foreign currency transactions and the remeasurement of U.S. dollar denominated current assets and liabilities within our Canadian operations. The increase in Other segment costs and expenses was also driven by higher operating expenses, including severance and related costs recognized in 2016 associated with workforce reductions and the return to operation of the Geismar plant in late March 2015.

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
We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions, and debt service payments while maintaining a sufficient level of liquidity. In particular, as previously discussed in Company Outlook, our expected growth capital and investment expenditures total approximately $2.1 billion in 2016. We retain the flexibility to adjust planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities. In addition, we expect proceeds from planned asset monetizations in excess of $1 billion during 2016.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2016. Our internal and external sources of consolidated liquidity include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity-method investees;

•	Use of our credit facilities and/or commercial paper program;

•	Transco’s recent debt issuance described further below;

•	Proceeds from planned asset monetizations.
We do not plan to issue public equity or public debt in 2016. We anticipate our more significant uses of cash to be:

•	Working capital requirements;

•	Maintenance and expansion capital and investment expenditures;

•	Interest on our long-term debt;

•	Repayment of current debt maturities;

•	Quarterly distributions to our unitholders and general partner, including IDRs.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook. We further note that certain long-term debt originally issued by ACMP totaling $2.9 billion has provisions that would require us to make an offer to repurchase such notes at 101 percent of the principle amount should our credit be downgraded by either Moody’s Investor Service or Standard and Poor’s within a period of ninety days following the completion of the proposed ETC Merger. If we are required to repurchase the notes, we would expect

Management’s Discussion and Analysis (Continued)

our funding sources to be derived from credit facility borrowings, new debt issuances, additional asset sales, reductions of distributions, and/or equity issuances.
As of March 31, 2016, we had a working capital deficit (current liabilities, inclusive of $135 million in Commercial paper outstanding and $976 million in Long-term debt due within one year, in excess of current assets) of $1.452 billion. Our available liquidity is as follows:

Available Liquidity	March 31, 2016
(Millions)
Cash and cash equivalents	$125
Capacity available under our $3.5 billion credit facility, less amounts outstanding under our $3 billion commercial paper program (1)	2,740
Capacity available under our short-term credit facility (2)	150
$3,015

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. Through March 31, 2016, the highest amount outstanding under our commercial paper program and credit facility during 2016 was $1.856 billion. At March 31, 2016, we were in compliance with the financial covenants associated with this credit facility and the commercial paper program. See Note 7 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on our commercial paper program. Borrowing capacity available under this facility as of May 3, 2016, was $2.707 billion.

(2)	Borrowing capacity available under this facility as of May 3, 2016, was $150 million.
Incentive Distribution Rights
Williams has agreed to temporarily waive incentive distributions of approximately $2 million per quarter in connection with our acquisition of 13 percent additional interest in UEOM on June 10, 2015. The waiver will continue through the quarter ending September 30, 2017.
Williams was required to pay us a $428 million termination fee associated with the Termination Agreement (as described in Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements), which was to be settled through a reduction of quarterly incentive distributions payable to Williams (such reduction not to exceed $209 million per quarter). The November 2015 and February 2016 distributions to Williams were each reduced by $209 million related to this termination fee. The May 2016 distribution payable to Williams will be reduced by the final $10 million related to this termination.
Debt Issuances and Retirements
Transco retired $200 million of 6.4 percent senior unsecured notes that matured on April 15, 2016.
On January 22, 2016, Transco issued $1 billion of 7.85 percent senior unsecured notes due 2026 to investors in a private debt placement. Transco used the net proceeds from the offering to repay debt and to fund capital expenditures.
Shelf Registration
In February 2015, we filed a shelf registration statement, as a well-known seasoned issuer and we also filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in us having an aggregate offering price of up to $1 billion. These sales are to be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price, or at negotiated prices. Such sales are to be made pursuant to an equity distribution agreement between us and certain banks who may act as sales agents or purchase for their own accounts as principals. From February 2015 through March 31, 2016, we have received net proceeds of approximately $59 million from equity issued under this registration.

Management’s Discussion and Analysis (Continued)

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
As of March 31, 2016, we estimated that a downgrade to a rating below investment grade could require us to post up to $283 million in additional collateral with third parties.
Cash Distributions to Unitholders
The Board of Directors of our general partner declared a cash distribution of $0.85 per common unit on April 26, 2016, to be paid on May 13, 2016, to unitholders of record at the close of business on May 6, 2016.
Sources (Uses) of Cash
The following table summarizes the increase (decrease) in cash and cash equivalents for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
	(Millions)
Net cash provided (used) by:
Operating activities	$924	$697
Financing activities	(576)	76
Investing activities	(319)	(667)
Increase (decrease) in cash and cash equivalents	$29	$106
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization and Impairment of equity-method investments. Our Net cash provided (used) by operating activities in 2016 increased from 2015 primarily due to the impact of higher operating income, cash received related to Hillabee (see Expansion Projects), and net favorable changes in operating working capital.
Financing activities
Significant transactions include:

•	$365 million in 2016 and $799 million in 2015 of net payments for commercial paper;

•	$998 million in 2016 and $2.992 billion in 2015 net received from our debt offerings;

•	$750 million in 2015 paid on our debt retirement;

Management’s Discussion and Analysis (Continued)

•	$840 million in 2016 and $1.832 billion in 2015 received from our credit facility borrowings;

•	$1.525 billion in 2016 and $2.472 billion in 2015 paid on our credit facility borrowings;

•
$516 million, including $304 million to Williams, in 2016 and $725 million, including $515 million to Williams, in 2015 related to quarterly cash distributions paid to limited partner unitholders and the general partner.

Investing activities
Significant transactions include:

•	Capital expenditures of $463 million in 2016 and $735 million in 2015;

•	Purchases of and contributions to our equity-method investments of $63 million in 2016 and $83 million in 2015;

•	Distributions from unconsolidated affiliates in excess of cumulative earnings of $109 million in 2016 and $93 million in 2015.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 2 – Variable Interest Entities, Note 7 – Debt and Banking Arrangements, Note 8 – Fair Value Measurements and Guarantees, and Note 9 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees and commitments or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2016.
Foreign Currency Risk
Our foreign operations, whose functional currency is the local currency, are located in Canada. Net assets of our foreign operations were approximately $1.0 billion and $916 million at March 31, 2016 and December 31, 2015, respectively. These investments have the potential to impact our financial position due to fluctuations in the local currency arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the functional currency against the U.S. dollar would have changed Total partners’ equity by approximately $202 million and $183 million at March 31, 2016 and December 31, 2015, respectively.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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
In November 2013, we became aware of deficiencies with the air permit for the Fort Beeler gas processing facility located in West Virginia. We notified the EPA and the West Virginia Department of Environmental Protection and worked to bring the Fort Beeler facility into full compliance. At March 31, 2016, we had accrued liabilities of $140,000 for potential penalties arising out of the deficiencies, and on April 26, 2016, the EPA executed a consent order resolving various air permitting and emissions issues requiring payment of $140,000 in civil penalties. We do not anticipate penalties being imposed by the West Virginia Department of Environmental Protection.

On January 21, 2016, we received a Compliance Order from the Pennsylvania Department of Environmental Protection requiring the correction of several alleged deficiencies arising out of the construction of the Springville Gathering Line, the Pennsylvania Mainline Gathering Line, and the 2008 Core Zone Gathering Line. The Order also identifies civil penalties in the amount of approximately $712,000. We are working with the Pennsylvania Department of Environmental Protection to address certain issues and are in the process of negotiating the Order and the associated penalty.
Other
The additional information called for by this item is provided in Note 9 – Contingent Liabilities of the Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

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

Exhibit No.		Description

Exhibit 3.12	—
Composite Agreement of Limited Partnership of Williams Partners L.P. (filed on October 29, 2015 as Exhibit 3.12 to Williams Partners L.P.'s quarterly report on Form 10-Q (File No. 001-34831) and incorporated herein by reference).

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
Certificate of Amendment to Certificate of Formation of Access Midstream Partners GP, L.L.C. (filed on February 3, 2015 to Williams Partners L.P.’s current report on Form 8‑K (File No. 001-34831) and incorporated herein by reference).

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

Exhibit 10.1	—
Registration Rights Agreement, dated January 22, 2016, between Transcontinental Gas Pipe Line Company, LLC and each of the initial purchasers listed therein (filed on January 22, 2016 as Exhibit 10.1 to Williams Partners L.P.’s Form 8-K (File No. 001-34831) and incorporated herein by reference).

*Exhibit 10.2	—
Second Amendment to Equity Distribution Agreement dated February 29, 2016, between Williams Partners L.P., WPZ GP LLC and Citigroup Global Markets Inc., Barclays Capital Inc., J.P. Morgan Securities LLC, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Scotia Capital (USA) Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC, Mizuho Securities USA Inc. and Mitsubishi UFJ Securities (USA), Inc.

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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No.		Description

*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.

§	Pursuant to Item 601(b)(2) of Regulation S-K., the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS PARTNERS L.P.
(Registrant)
By: WPZ GP LLC, its general partner

/s/ Ted T. Timmermans
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
May 5, 2016

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

Exhibit No.		Description

Exhibit 3.12	—
Composite Agreement of Limited Partnership of Williams Partners L.P. (filed on October 29, 2015 as Exhibit 3.12 to Williams Partners L.P.'s quarterly report on Form 10-Q (File No. 001-34831) and incorporated herein by reference).

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
Certificate of Amendment to Certificate of Formation of Access Midstream Partners GP, L.L.C. (filed on February 3, 2015 to Williams Partners L.P.’s current report on Form 8‑K (File No. 001-34831) and incorporated herein by reference).

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

Exhibit 10.1	—
Registration Rights Agreement, dated January 22, 2016, between Transcontinental Gas Pipe Line Company, LLC and each of the initial purchasers listed therein (filed on January 22, 2016 as Exhibit 10.1 to Williams Partners L.P.’s Form 8-K (File No. 001-34831) and incorporated herein by reference).

*Exhibit 10.2	—
Second Amendment to Equity Distribution Agreement dated February 29, 2016, between Williams Partners L.P., WPZ GP LLC and Citigroup Global Markets Inc., Barclays Capital Inc., J.P. Morgan Securities LLC, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Scotia Capital (USA) Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC, Mizuho Securities USA Inc. and Mitsubishi UFJ Securities (USA), Inc.

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

**Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Exhibit 101.INS	—	XBRL Instance Document.
*Exhibit 101.SCH	—	XBRL Taxonomy Extension Schema.
*Exhibit 101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No.		Description

*Exhibit 101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
*Exhibit 101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
*Exhibit 101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.

§	Pursuant to Item 601(b)(2) of Regulation S-K., the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.