Form 10-Q
period 2016-06-30
WILLIAMS PARTNERS L.P.
filed 2016-08-02
CIK 1483096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 588,937,737 common units and 15,919,628 Class B units outstanding as of July 28, 2016.

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in service date” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Expected levels of cash distributions with respect to general partner interests, incentive distribution rights and limited partner interests;

•	Our and our affiliates’ future credit ratings;

•	Amounts and nature of future capital expenditures;

•	Expansion of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids, and olefins prices, supply, and demand;

•	Demand for our services.

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

•
Whether we will be able to effectively execute our financing plan including the establishment of a distribution reinvestment plan (DRIP) and the receipt of anticipated levels of proceeds from planned asset sales;

•	Availability of supplies, including lower than anticipated volumes from third parties served by our midstream business, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•
Inflation, interest rates, fluctuation in foreign exchange rates and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities in accordance with our forecasted capital expenditures budget;

•	Our ability to successfully expand our facilities and operations;

•	Development of alternative energy sources;

•	Availability of adequate insurance coverage and the impact of operational and developmental hazards and unforeseen interruptions;

•
The impact of existing and future laws, regulations, the regulatory environment, environmental liabilities, and litigation as well as our ability to obtain permits, and achieve favorable rate proceeding outcomes;

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

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, including cybersecurity threats and related disruptions;

•	Additional risks described in our filings with the SEC.

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 26, 2016 and in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

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
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of June 30, 2016, we account for as an equity-method investment, including principally the following:
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
ETC: Energy Transfer Corp LP
Merger Agreement: Merger Agreement and Plan of Merger of Williams with Energy Transfer and certain of its affiliates
ETC Merger: Merger wherein Williams was to be merged into ETC
GAAP: U.S. generally accepted accounting principles
Fractionation: The process by which a mixed stream of natural gas liquids is separated into constituent products, such as ethane, propane, and butane
IDR: Incentive distribution right
NGLs: Natural gas liquids; natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels, and gasoline additives, among other applications
NGL margins:  NGL revenues less any applicable Btu replacement cost, plant fuel, and third-party transportation and fractionation
RGP Splitter:  Refinery grade propylene splitter

PART I – FINANCIAL INFORMATION

Williams Partners L.P.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions, except per-unit amounts)
Revenues:
Service revenues	$1,210	$1,231	$2,436	$2,423
Product sales	520	599	948	1,118
Total revenues	1,730	1,830	3,384	3,541
Costs and expenses:
Product costs	393	494	710	957
Operating and maintenance expenses	386	431	768	811
Depreciation and amortization expenses	432	419	867	838
Selling, general, and administrative expenses	139	164	320	357
Net insurance recoveries – Geismar Incident	—	(126)	—	(126)
Impairment of long-lived assets	396	24	402	27
Other (income) expense – net	24	14	48	28
Total costs and expenses	1,770	1,420	3,115	2,892
Operating income (loss)	(40)	410	269	649
Equity earnings (losses)	101	93	198	144
Impairment of equity-method investments	—	—	(112)	—
Other investing income (loss) – net	1	—	1	1
Interest incurred	(239)	(215)	(479)	(424)
Interest capitalized	8	12	19	29
Other income (expense) – net	12	32	27	48
Income (loss) before income taxes	(157)	332	(77)	447
Provision (benefit) for income taxes	(80)	—	(79)	3
Net income (loss)	(77)	332	2	444
Less: Net income (loss) attributable to noncontrolling interests	13	32	42	55
Net income (loss) attributable to controlling interests	$(90)	$300	$(40)	$389
Allocation of net income (loss) for calculation of earnings per common unit:
Net income (loss) attributable to controlling interests	$(90)	$300	$(40)	$389
Allocation of net income (loss) to general partner	207	216	409	411
Allocation of net income (loss) to Class B units	(8)	1	(12)	(1)
Allocation of net income (loss) to Class D units	—	—	—	68
Allocation of net income (loss) to common units	$(289)	$83	$(437)	$(89)
Basic earnings (loss) per common unit:
Net income (loss) per common unit	$(.49)	$.14	$(.74)	$(.16)
Weighted-average number of common units outstanding (thousands)	588,607	586,696	588,585	547,069
Diluted earnings (loss) per common unit:
Net income (loss) per common unit	$(.49)	$.14	$(.74)	$(.16)
Weighted-average number of common units outstanding (thousands)	588,607	587,088	588,585	547,069
Cash distributions per common unit	$.85	$.85	$1.70	$1.70

Other comprehensive income (loss):
Foreign currency translation adjustments	5	14	77	(73)
Other comprehensive income (loss)	5	14	77	(73)
Comprehensive income (loss)	(72)	346	79	371
Less: Comprehensive income attributable to noncontrolling interests	13	32	42	55
Comprehensive income (loss) attributable to controlling interests	$(85)	$314	$37	$316

See accompanying notes.

Williams Partners L.P.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2016	December 31, 2015
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$101	$96
Trade accounts and notes receivable (net of allowance of $5 at June 30, 2016 and $3 at December 31, 2015)	722	1,026
Inventories	122	127
Assets held for sale (Note 9)	932	13
Other current assets	177	177
Total current assets	2,054	1,439
Investments	7,125	7,336
Property, plant, and equipment, at cost	37,673	37,833
Accumulated depreciation	(9,855)	(9,233)
Property, plant, and equipment – net	27,818	28,600
Goodwill	47	47
Other intangible assets – net of accumulated amortization	9,791	9,969
Regulatory assets, deferred charges, and other	459	479
Total assets	$47,294	$47,870
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$679	$648
Affiliate	102	141
Accrued interest	262	231
Asset retirement obligations	68	57
Liabilities held for sale (Note 9)	151	—
Other accrued liabilities	339	469
Long-term debt due within one year	786	176
Commercial paper	196	499
Total current liabilities	2,583	2,221
Long-term debt	19,116	19,001
Asset retirement obligations	849	857
Deferred income tax liabilities	21	119
Regulatory liabilities, deferred income, and other	1,275	1,066
Contingent liabilities (Note 10)
Equity:
Partners’ equity:
Common units (588,625,106 and 588,546,022 units outstanding at June 30, 2016 and December 31, 2015, respectively)	18,503	19,730
Class B units (15,919,628 and 14,784,015 units outstanding at June 30, 2016 and December 31, 2015, respectively)	764	771
General partner	2,533	2,552
Accumulated other comprehensive income (loss)	(95)	(172)
Total partners’ equity	21,705	22,881
Noncontrolling interests in consolidated subsidiaries	1,745	1,725
Total equity	23,450	24,606
Total liabilities and equity	$47,294	$47,870

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Changes in Equity
(Unaudited)

	Williams Partners L.P.
	Limited Partners
	Common Units	Class B Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2015	$19,730	$771	$2,552	$(172)	$22,881	$1,725	$24,606
Net income (loss)	(238)	(7)	205	—	(40)	42	2
Other comprehensive income (loss)	—	—	—	77	77	—	77
Cash distributions	(1,001)	—	(230)	—	(1,231)	—	(1,231)
Contributions from general partner	—	—	6	—	6	—	6
Contributions from noncontrolling interests	—	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	—	(45)	(45)
Other	12	—	—	—	12	1	13
Net increase (decrease) in equity	(1,227)	(7)	(19)	77	(1,176)	20	(1,156)
Balance – June 30, 2016	$18,503	$764	$2,533	$(95)	$21,705	$1,745	$23,450

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$2	$444
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	867	838
Provision (benefit) for deferred income taxes	(80)	2
Impairment of equity-method investments	112	—
Impairment of and net (gain) loss on sale of Property, plant, and equipment	405	28
Amortization of stock-based awards	14	16
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	297	185
Inventories	—	64
Other current assets and deferred charges	(20)	(45)
Accounts payable	24	(38)
Accrued liabilities	58	(14)
Affiliate accounts receivable and payable – net	(44)	42
Other, including changes in noncurrent assets and liabilities	30	(29)
Net cash provided (used) by operating activities	1,665	1,493
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(304)	942
Proceeds from long-term debt	2,938	4,825
Payments of long-term debt	(2,201)	(4,007)
Contributions from general partner	6	4
Distributions to limited partners and general partner	(1,231)	(1,450)
Distributions to noncontrolling interests	(45)	(32)
Contributions from noncontrolling interests	22	57
Contributions from The Williams Companies, Inc. – net	—	20
Payments for debt issuance costs	(8)	(29)
Contribution to Gulfstream for repayment of debt	(148)	—
Other – net	—	14
Net cash provided (used) by financing activities	(971)	344
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(981)	(1,450)
Net proceeds from dispositions	7	6
Purchases of businesses, net of cash acquired	—	(112)
Purchases of and contributions to equity-method investments	(122)	(483)
Distributions from unconsolidated affiliates in excess of cumulative earnings	261	122
Other – net	153	95
Net cash provided (used) by investing activities	(682)	(1,822)
Increase (decrease) in cash and cash equivalents	12	15
Cash and cash equivalents held for sale	(7)	—
Cash and cash equivalents at beginning of year	96	171
Cash and cash equivalents at end of period	$101	$186
_________
(1) Increases to property, plant, and equipment	$(983)	$(1,376)
Changes in related accounts payable and accrued liabilities	2	(74)
Capital expenditures	$(981)	$(1,450)
 See accompanying notes.

Williams Partners L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, in Exhibit 99.1 of our Form 8-K dated May 27, 2016. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
We are a Delaware limited partnership whose common units are listed and traded on the New York Stock Exchange. WPZ GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of June 30, 2016, Williams owns an approximate 58 percent limited partner interest, a 2 percent general partner interest, and incentive distribution rights (IDRs) in us.
WPZ Public Unit Exchange
On May 12, 2015, we entered into an agreement for a unit-for-stock transaction whereby Williams would have acquired all of our publicly held outstanding common units in exchange for shares of Williams’ common stock (WPZ Public Unit Exchange).
On September 28, 2015, we entered into a Termination Agreement and Release (Termination Agreement), terminating the WPZ Public Unit Exchange. Under the terms of the Termination Agreement, Williams was required to pay us a $428 million termination fee, which settled through a reduction of quarterly incentive distributions payable to Williams (such reduction not to exceed $209 million per quarter). Our November 2015, February 2016, and May 2016 distributions to Williams were reduced by $209 million, $209 million, and $10 million, respectively, related to this termination fee.
Williams’ Merger Agreement with Energy Transfer
On September 28, 2015, Williams publicly announced in a press release that it had entered into an Agreement and Plan of Merger (Merger Agreement) with Energy Transfer Equity, L.P. (Energy Transfer) and certain of its affiliates. The Merger Agreement provided that, subject to the satisfaction of customary closing conditions, Williams would be merged with and into the newly formed Energy Transfer Corp LP (ETC) (ETC Merger), with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that would be treated as a corporation for U.S. federal income tax purposes. Immediately following the completion of the ETC Merger, ETC would contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to Williams stockholders in the ETC Merger.

Notes (Continued)

On June 29, 2016, Energy Transfer provided Williams written notice terminating the Merger Agreement, citing the alleged failure of certain conditions under the Merger Agreement.
ACMP Merger
On February 2, 2015, Williams Partners L.P. merged with and into Access Midstream Partners, L.P. (ACMP Merger). For the purpose of these financial statements and notes, Williams Partners L.P. (WPZ) refers to the renamed merged partnership, while Pre-merger Access Midstream Partners, L.P. (ACMP) and Pre-merger Williams Partners L.P. (Pre-merger WPZ) refer to the separate partnerships prior to the consummation of the ACMP Merger and subsequent name change. The net assets of Pre-merger WPZ and ACMP were combined at Williams’ historical basis. Williams’ basis in ACMP reflected its business combination accounting resulting from acquiring control of ACMP on July 1, 2014.
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
West is comprised of our gathering, processing, and treating operations in New Mexico, Colorado, and Wyoming, and our interstate natural gas pipeline, Northwest Pipeline LLC (Northwest Pipeline).
NGL & Petchem Services is comprised of our 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and pipelines in the Gulf Coast region, an oil sands offgas processing plant located near Fort McMurray, Alberta, and a natural gas liquid (NGL)/olefin fractionation facility at Redwater, Alberta. As of June 30, 2016, our Canadian operations are classified as held for sale. (See Note 9 – Fair Value Measurements and Guarantees.) This segment also includes our NGL and natural gas marketing business, storage facilities, and an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in Overland Pass Pipeline, LLC (OPPL).

Notes (Continued)

Basis of Presentation
Significant risks and uncertainties
During the second quarter of 2016, we evaluated an asset group within our Central segment for impairment as a result of an increased likelihood of gas gathering contract restructuring with certain producers and lower volume projections. Our assessment included probability-weighted scenarios of undiscounted future cash flows that considered variables including terms of our current contract, as well as potential revised terms of a restructured contract, counterparty performance, and pricing assumptions. This assessment resulted in the undiscounted cash flows slightly exceeding the approximate $1.6 billion carrying value of the asset group and no impairment was recorded. The use of different judgments and assumptions associated with the measurement variables noted, particularly the assumed contractual terms, expected volumes, and rates, could result in reduced levels of future cash flows which could result in a significant impairment.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) (AOCI) is substantially comprised of foreign currency translation adjustments. These adjustments did not impact Net income (loss) in any of the periods presented.
Accounting standards issued but not yet adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The new standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The new standard requires varying transition methods for the different categories of amendments. We are evaluating the impact of the new standard on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. The new standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are evaluating the impact of the new standard on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.

Notes (Continued)

Note 2 – Variable Interest Entities
As of June 30, 2016, we consolidate the following variable interest entities (VIEs):
Gulfstar One
We own a 51 percent interest in Gulfstar One, a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. Gulfstar One includes a proprietary floating-production system, Gulfstar FPS, and associated pipelines which provide production handling and gathering services for the Tubular Bells oil and gas discovery in the eastern deepwater Gulf of Mexico. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Gulfstar One’s economic performance. Construction of an expansion project is underway that will provide production handling and gathering services for the Gunflint oil and gas discovery in the eastern deepwater Gulf of Mexico. The expansion project is expected to be completed in two phases. The first phase went into service in July of 2016 and the second phase is expected to go into service in the fourth quarter of 2016. The current estimate of the total remaining construction cost for the expansion project is approximately $67 million, which we expect will be funded with revenues received from customers and capital contributions from us and the other equity partner on a proportional basis.
Constitution
We own a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its long-term firm transportation contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Constitution’s economic performance. We, as construction manager for Constitution, are responsible for constructing the proposed pipeline connecting our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. The total remaining cost of the project is estimated to be approximately $687 million, which we expect will be funded with capital contributions from us and the other equity partners on a proportional basis.
In December 2014, we received approval from the Federal Energy Regulatory Commission to construct and operate the Constitution pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the Constitution pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC's denial of the certification and filed an action in federal court seeking a declaration that the State of New York's authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law. In light of the NYSDEC's denial of the water quality certification and the actions taken to challenge the decision, the project in-service date is targeted as early as the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded. An unfavorable resolution could result in the impairment of a significant portion of the capitalized project costs, which total $389 million on a consolidated basis at June 30, 2016, and are included within Property, plant, and equipment, at cost in the Consolidated Balance Sheet. Beginning in April 2016, we discontinued capitalization of development costs related to this project. It is also possible that we could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.
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

Notes (Continued)

Jackalope’s economic performance. We expect to fund future expansion activity with capital contributions from us and the other equity partner on a proportional basis.
The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of our consolidated VIEs:

	June 30, 2016	December 31, 2015	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$66	$70	Cash and cash equivalents
Accounts receivable	65	71	Trade accounts and notes receivable – net
Prepaid assets	4	2	Other current assets
Property, plant, and equipment – net	3,069	3,000	Property, plant, and equipment – net
Goodwill	47	47	Goodwill
Other intangible assets – net	1,410	1,436	Other intangible assets – net of accumulated amortization
Accounts payable	(71)	(59)	Accounts payable – trade
Accrued liabilities	(3)	(14)	Other accrued liabilities
Current deferred revenue	(63)	(62)	Other accrued liabilities
Noncurrent asset retirement obligations	(95)	(93)	Asset retirement obligations
Noncurrent deferred revenue associated with customer advance payments	(324)	(331)	Regulatory liabilities, deferred income, and other

Notes (Continued)

Note 3 – Allocation of Net Income (Loss) and Distributions
The allocation of net income (loss) among our general partner, limited partners, and noncontrolling interests is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Allocation of net income to general partner:
Net income (loss)	$(77)	$332	$2	$444
Net income applicable to pre-merger operations allocated to general partner	—	—	—	(2)
Net income applicable to noncontrolling interests	(13)	(32)	(42)	(55)
Costs charged directly to the general partner	—	—	—	20
Income (loss) subject to 2% allocation of general partner interest	(90)	300	(40)	407
General partner’s share of net income	2%	2%	2%	2%
General partner’s allocated share of net income (loss) before items directly allocable to general partner interest	(2)	6	(1)	8
Priority allocations, including incentive distributions, paid to general partner	201	211	206	423
Pre-merger net income allocated to general partner interest	—	—	—	2
Costs charged directly to the general partner	—	—	—	(20)
Net income allocated to general partner’s equity	$199	$217	$205	$413

Net income (loss)	$(77)	$332	$2	$444
Net income allocated to general partner’s equity	199	217	205	413
Net income (loss) allocated to Class B limited partners’ equity	(8)	2	(7)	(2)
Net income allocated to Class D limited partners’ equity (1)	—	—	—	69
Net income allocated to noncontrolling interests	13	32	42	55
Net income (loss) allocated to common limited partners’ equity	$(281)	$81	$(238)	$(91)

Adjustments to reconcile Net income (loss) allocated to common limited partners’ equity to Allocation of net income (loss) to common units:
Incentive distributions paid (2)	200	211	201	423
Incentive distributions declared (2) (3)	(210)	(209)	(410)	(421)
Impact of unit issuance timing and other	2	—	10	—
Allocation of net income (loss) to common units	$(289)	$83	$(437)	$(89)

(1)
Includes amortization of the beneficial conversion feature associated with the Pre-merger WPZ Class D units of $68 million for the six months ended June 30, 2015. See following discussion of Class D units.

(2)
Incentive distributions paid for the 2016 periods and Incentive distributions declared for the six months ended June 30, 2016, reflect the waiver associated with the Termination Agreement. (See Note 1 – General, Description of Business, and Basis of Presentation.)

(3)
The Board of Directors of our general partner declared a cash distribution of $0.85 per common unit on July 26, 2016, to be paid on August 12, 2016, to unitholders of record at the close of business on August 5, 2016.

Class B Units
The Class B units are not entitled to cash distributions. Instead, prior to conversion into common units, the Class B units receive quarterly distributions of additional paid-in-kind Class B units. Effective February 10, 2015, each Class B unit became convertible at the election of either us or the holders of such Class B unit into a common unit on a one-

Notes (Continued)

for-one basis. The Board of Directors of our general partner has authorized the issuance of 395,207 Class B units associated with the second-quarter distribution, to be issued on August 12, 2016.
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
Note 4 – Investing Activities
Investing Income
The six months ended June 30, 2016, includes other-than-temporary impairment charges of $59 million and $50 million related to certain equity-method investments in the Delaware basin gas gathering system and Laurel Mountain, respectively (see Note 9 – Fair Value Measurements and Guarantees).
Investments
On September 24, 2015, we received a special distribution of $396 million from Gulfstream reflecting our proportional share of the proceeds from new debt issued by Gulfstream. The new debt was issued to refinance Gulfstream’s debt maturities. Subsequently, we contributed $248 million and $148 million to Gulfstream for our proportional share of amounts necessary to fund debt maturities of $500 million due on November 1, 2015 and $300 million due on June 1, 2016, respectively.
Summarized Results of Operations for Certain Equity-Method Investments
The table below presents aggregated selected income statement data for our investments in Discovery, Gulfstream, and Appalachia Midstream Investments, which are considered significant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Gross revenue	$216	$242	$422	$417
Operating income	125	123	244	203
Net income	106	106	204	168

Notes (Continued)

Note 5 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Comprehensive Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Atlantic-Gulf
Amortization of regulatory assets associated with asset retirement obligations	$9	$9	$17	$17
NGL & Petchem Services
Net foreign currency exchange (gains) losses (1)	—	1	11	(4)

(1)	Primarily relates to losses incurred on foreign currency transactions and the remeasurement of U.S. dollar denominated current assets and liabilities within our Canadian operations.
ACMP Merger and Transition
Six months ended June 30, 2016
Selling, general, and administrative expenses includes $5 million for the six months ended June 30, 2016, associated with the ACMP Merger and transition. These costs are primarily reflected within the Central segment.
Three and six months ended June 30, 2015
Selling, general, and administrative expenses includes $5 million and $34 million for the three and six months ended June 30, 2015, respectively, primarily related to professional advisory fees and employee transition costs associated with the ACMP Merger and transition. These costs are primarily reflected within the Central segment.
Operating and maintenance expenses includes $8 million and $12 million for the three and six months ended June 30, 2015, respectively, of transition costs from the ACMP Merger within the Central segment.
Interest incurred includes transaction-related financing costs of $2 million for the six months ended June 30, 2015, from the ACMP Merger.
Geismar Incident
On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant. The incident rendered the facility temporarily inoperable (Geismar Incident). We received $126 million of insurance recoveries during the three and six months ended June 30, 2015, reported within the NGL & Petchem Services segment and reflected as gains in Net insurance recoveries - Geismar Incident.
Additional Items
Three and six months ended June 30, 2016
Service revenues have been reduced by $15 million for the six months ended June 30, 2016, related to potential refunds associated with a ruling received in certain rate case litigation within the Atlantic-Gulf segment.
Selling, general, and administrative expenses and Operating and maintenance expenses include $25 million for the six months ended June 30, 2016, in severance and other related costs associated with an approximate 10 percent reduction in workforce in the first quarter of 2016. Amounts by segment are as follows:

Notes (Continued)

Six Months Ended June 30, 2016
(Millions)
Central	$6
Northeast G&P	3
Atlantic-Gulf	8
West	4
NGL & Petchem Services	4
Other income (expense) – net below Operating income (loss) includes $12 million and $29 million for the three and six months ended June 30, 2016, respectively, for allowance for equity funds used during construction, within the Atlantic-Gulf segment.
Three and six months ended June 30, 2015
Other income (expense) – net below Operating income (loss) includes $19 million and $36 million for the three and six months ended June 30, 2015, respectively, for allowance for equity funds used during construction, within the Atlantic-Gulf segment. Other income (expense) – net below Operating income (loss) also includes a $14 million gain for the three and six months ended June 30, 2015, resulting from the early retirement of certain debt.
Note 6 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Current:
State	$1	$1	$1	$1
Foreign	—	—	—	—
	1	1	1	1
Deferred:
State	(6)	(7)	(4)	(6)
Foreign	(75)	6	(76)	8
	(81)	(1)	(80)	2

Provision (benefit) for income taxes	$(80)	$—	$(79)	$3

The effective income tax rates for the three and six months ended June 30, 2016, are greater than the federal statutory rate due to the tax effect of a $341 million impairment associated with our Canadian operations (see Note 9 – Fair Value Measurements and Guarantees) and Texas franchise tax, partially offset by income not subject to U.S. federal tax.
The effective income tax rates for the three and six months ended June 30, 2015, are less than the federal statutory rate due to income not subject to U.S. federal tax and the effect of a Texas franchise tax rate decrease, partially offset by taxes on foreign operations. The 2015 state deferred benefit includes $7 million related to the impact of a Texas franchise tax rate decrease. The 2015 foreign deferred provision includes $8 million related to the impact of an Alberta provincial tax rate increase.

Notes (Continued)

Note 7 – Inventories

	June 30, 2016	December 31, 2015
	(Millions)
Natural gas liquids, olefins, and natural gas in underground storage	$53	$57
Materials, supplies, and other	69	70
	$122	$127
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
Northwest Pipeline retired $175 million of 7 percent senior unsecured notes that matured on June 15, 2016.
Commercial Paper Program
As of June 30, 2016, we had $196 million of Commercial paper outstanding under our $3 billion commercial paper program with a weighted average interest rate of 1.27 percent.
Credit Facilities

	June 30, 2016
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$3,500	$1,425
Letters of credit under certain bilateral bank agreements		2
Short-term credit facility (2)	150	—

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

(2)	This facility expires August 24, 2016.

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2016:
Measured on a recurring basis:
ARO Trust investments	$87	$87	$87	$—	$—
Energy derivatives assets designated as hedging instruments	1	1	—	1	—
Energy derivatives assets not designated as hedging instruments	1	1	—	—	1
Energy derivatives liabilities not designated as hedging instruments	(6)	(6)	(1)	—	(5)
Additional disclosures:
Other receivables	13	13	13	—	—
Long-term debt, including current portion (1)	(19,900)	(19,478)	—	(19,478)	—

Assets (liabilities) at December 31, 2015:
Measured on a recurring basis:
ARO Trust investments	$67	$67	$67	$—	$—
Energy derivatives assets not designated as hedging instruments	5	5	—	3	2
Energy derivatives liabilities not designated as hedging instruments	(2)	(2)	—	—	(2)
Additional disclosures:
Other receivables	12	12	10	2	—
Long-term debt, including current portion (1)	(19,176)	(15,988)	—	(15,988)	—

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

Notes (Continued)

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2016 or 2015.
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
Nonrecurring fair value measurements
The following table presents impairments associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy.

					Impairments
					Six Months Ended June 30,
	Classification	Segment	Date of Measurement	Fair Value	2016	2015
				(Millions)
Surplus equipment (1)	Property, plant, and equipment – net	Northeast G&P	June 30, 2015	$17		$20
Canadian operations (2)	Assets held for sale	NGL & Petchem Services	June 30, 2016	924	$341
Certain gathering operations (3)	Property, plant, and equipment – net	Central	June 30, 2016	18	48
Level 3 fair value measurements of long-lived assets					389	20
Other impairments (4)					13	7
Impairment of long-lived assets					$402	$27

Equity-method investments (5)	Investments	Central and Northeast G&P	March 31, 2016	$1,294	$109
Other equity-method investment	Investments	Central	March 31, 2016	—	3
Impairment of equity-method investments					$112
______________

(1)	Relates to certain surplus equipment. The estimated fair value was determined by a market approach based on our analysis of observable inputs in the principal market.

(2)
We have previously announced that our business plan for 2016 includes the expectation of proceeds from planned asset sales and we initiated a marketing process regarding the potential sale of our Canadian operations (disposal group). These assets are being marketed along with other Canadian operations held by Williams. We have received

Notes (Continued)

bids during the second quarter from potential purchasers and are in advanced negotiations regarding the sale of these operations. Given the maturation of this process during the second quarter, we have designated these operations as held for sale as of June 30, 2016. As a result, we measured the fair value of the disposal group, resulting in an impairment charge. The estimated fair value was determined by a market approach based primarily on inputs received in the marketing process and reflects our estimate of the potential assumed proceeds related to our Canadian operations. We expect to dispose of our Canadian operations through a sale during the second half of 2016. The following table presents the carrying amounts of the major classes of assets and liabilities included as part of the disposal group, which are presented within Assets held for sale and Liabilities held for sale on the Consolidated Balance Sheet (and excludes certain insignificant assets held for sale at Central that are not part of this disposal group).

Carrying Amount
June 30, 2016
(Millions)
Assets (liabilities):
Current assets	$35
Property, plant, and equipment – net	1,122
Other noncurrent assets	108
Impairment of disposal group	(341)
$924

Current liabilities	(23)
Noncurrent liabilities	(128)
$(151)

The following table presents the results of operations for the disposal group, excluding the impairment noted above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Income (loss) before income taxes of disposal group	$(10)	$(8)	$(25)	$3

(3)
Relates to the certain gathering assets within the Mid-Continent region. The estimated fair value was determined by a market approach based on our analysis of observable inputs in the principal market.

(4)
Reflects multiple individually insignificant impairments of other certain assets that may no longer be in use or are surplus in nature for which the fair value was determined to be zero or an insignificant salvage value.

(5)
Relates to Central’s equity-method investment in the Delaware basin gas gathering system and Northeast G&P’s equity-method investment in Laurel Mountain. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter 2016 analysis reflected higher discount rates for both of these investments, along with lower natural gas prices for Laurel Mountain. We estimated the fair value of these investments using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital spending. Discount rates utilized ranged from 13.0 percent to 13.3 percent and reflected increases in our cost of capital, revised estimates of expected future cash flows, and risks associated with the underlying businesses.

Notes (Continued)

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
Note 10 – Contingent Liabilities
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2016, we have accrued liabilities totaling $13 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered, and the final cleanup standards mandated by the EPA and other governmental authorities.
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. More recent rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, new air quality standards for one hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. On October 1, 2015, the EPA issued its new rule regarding National Ambient Air Quality Standards for ground-level ozone, setting a new standard of 70 parts per billion. We are monitoring the rule’s implementation and evaluating potential impacts to our operations. For these and other new regulations, we are unable to estimate the costs of asset additions or modifications necessary to comply due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2016, we have accrued liabilities of $6 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2016, we have accrued liabilities totaling $7 million for these costs.
Geismar Incident
On June 13, 2013, an explosion and fire occurred at our Geismar olefins plant and rendered the facility temporarily inoperable. We are addressing the following matters in connection with the Geismar Incident.
On October 21, 2013, the EPA issued an Inspection Report pursuant to the Clean Air Act’s Risk Management Program following its inspection of the facility on June 24 through June 28, 2013. The report notes the EPA’s preliminary determinations about the facility’s documentation regarding process safety, process hazard analysis, as well as operating

Notes (Continued)

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
Royalty Matters
Certain of our customers, including one major customer, have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases in Texas, Pennsylvania, and Ohio based on allegations that we improperly participated with that major customer in causing the alleged royalty underpayments. We have also received subpoenas from the United States Department of Justice and the Pennsylvania Attorney General requesting documents relating to the agreements between us and our major customer and calculations of the major customer’s royalty payments. On December 9, 2015, the Pennsylvania Attorney General filed a civil suit against one of our major customers and us alleging breaches of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and on February 8, 2016, the Pennsylvania Attorney General filed an amended complaint in such civil suit, which omitted us as a party. We believe that the claims asserted are subject to indemnity obligations owed to us by that major customer. Our customer and the plaintiffs in those certain Texas cases in which we are named have reached a settlement, and therefore all claims asserted against us in the Texas cases are being fully dismissed with prejudice. Due to the preliminary status of the remaining cases, we are unable to estimate a range of potential loss at this time.
Stockholder Litigation
On March 7, 2016, a purported unitholder of us filed a putative class action on behalf of certain purchasers of our units in the U.S. District Court in Oklahoma. The action names as defendants, us, Williams, Williams Partners GP LLC, Alan S. Armstrong, and Donald R. Chappel and alleges violations of certain federal securities laws for failure to disclose Energy Transfer’s intention to pursue a purchase of Williams conditioned on Williams not closing the WPZ Public Unit Exchange when announcing the WPZ Public Unit Exchange. The complaint seeks, among other things, damages and an award of costs and attorneys’ fees. The plaintiff must file an amended complaint by August 31, 2016. We cannot reasonably estimate a range of potential loss at this time.
Opal 2014 Incident Subpoena
On July 14, 2016, our subsidiary, Williams Field Services Company, LLC (WFS), received a grand jury subpoena from the U.S. District Court for the District of Wyoming. The subpoena requests documents and information from WFS relating to, among other things, the April 23, 2014, explosion and fire at its natural gas processing facility in Lincoln County, Wyoming, near the town of Opal. We and WFS intend to cooperate fully with this investigation. It is not possible at this time to predict the outcome of this investigation, including whether the investigation will result in any action or proceeding against WFS, or to reasonably estimate any potential loss related thereto. We currently believe that this matter will not have a material adverse effect on our consolidated results of operations, financial position, or liquidity.
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
	(Millions)
Three Months Ended June 30, 2016
Segment revenues:
Service revenues
External	$255	$199	$447	$255	$54	$—	$1,210
Internal	3	9	1	—	—	(13)	—
Total service revenues	258	208	448	255	54	(13)	1,210
Product sales
External	—	27	63	4	426	—	520
Internal	—	6	42	74	37	(159)	—
Total product sales	—	33	105	78	463	(159)	520
Total revenues	$258	$241	$553	$333	$517	$(172)	$1,730

Three Months Ended June 30, 2015
Segment revenues:
Service revenues
External	$260	$214	$465	$258	$34	$—	$1,231
Internal	5	2	1	—	—	(8)	—
Total service revenues	265	216	466	258	34	(8)	1,231
Product sales
External	—	30	83	8	478	—	599
Internal	—	5	42	60	35	(142)	—
Total product sales	—	35	125	68	513	(142)	599
Total revenues	$265	$251	$591	$326	$547	$(150)	$1,830

Six Months Ended June 30, 2016
Segment revenues:
Service revenues
External	$507	$407	$912	$518	$92	$—	$2,436
Internal	6	12	2	—	—	(20)	—
Total service revenues	513	419	914	518	92	(20)	2,436
Product sales
External	—	46	100	8	794	—	948
Internal	—	11	74	122	75	(282)	—
Total product sales	—	57	174	130	869	(282)	948
Total revenues	$513	$476	$1,088	$648	$961	$(302)	$3,384

Six Months Ended June 30, 2015
Segment revenues:
Service revenues
External	$505	$410	$922	$520	$66	$—	$2,423
Internal	12	2	2	—	—	(16)	—
Total service revenues	517	412	924	520	66	(16)	2,423
Product sales
External	—	67	151	16	884	—	1,118
Internal	—	6	95	116	72	(289)	—
Total product sales	—	73	246	132	956	(289)	1,118
Total revenues	$517	$485	$1,170	$652	$1,022	$(305)	$3,541

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Modified EBITDA by segment:
Central	$134	$160	$291	$293
Northeast G&P	216	183	430	368
Atlantic-Gulf	357	389	733	724
West	158	150	313	311
NGL & Petchem Services	(261)	158	(208)	164
Other	—	13	—	10
	604	1,053	1,559	1,870
Accretion expense associated with asset retirement obligations for nonregulated operations	(9)	(9)	(16)	(16)
Depreciation and amortization expenses	(432)	(419)	(867)	(838)
Equity earnings (losses)	101	93	198	144
Impairment of equity-method investments	—	—	(112)	—
Other investing income (loss) – net	1	—	1	1
Proportional Modified EBITDA of equity-method investments	(191)	(183)	(380)	(319)
Interest expense	(231)	(203)	(460)	(395)
(Provision) benefit for income taxes	80	—	79	(3)
Net income (loss)	$(77)	$332	$2	$444
The following table reflects Total assets by reportable segment.

	Total Assets
	June 30, 2016	December 31, 2015
	(Millions)
Central	$13,368	$13,914
Northeast G&P	13,636	13,827
Atlantic-Gulf	13,269	12,171
West	4,771	5,035
NGL & Petchem Services	3,134	3,306
Other corporate assets	115	350
Eliminations (1)	(999)	(733)
Total	$47,294	$47,870

(1)	Eliminations primarily relate to the intercompany accounts and notes receivable generated by our cash management program.

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
Effective January 1, 2016, businesses located in the Marcellus and Utica shale plays within the former Access Midstream segment are now managed, and thus presented, within the Northeast G&P segment. The remaining Access Midstream businesses are now presented as the Central segment. Prior period segment disclosures have been recast for these segment changes. As a result, beginning with the reporting of first-quarter 2016, our reportable segments are Central, Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services, which are comprised of the following businesses:

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

•
NGL & Petchem Services is comprised of our 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana, along with a refinery grade propylene splitter and various petrochemical and feedstock pipelines in the Gulf Coast region, an oil sands offgas processing plant near Fort McMurray, Alberta, and an NGL/olefin fractionation facility at Redwater, Alberta. As of June 30, 2016, these Canadian operations are considered held for sale (See Note 9 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements). This segment also includes an NGL and natural gas marketing business, storage facilities, and an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in OPPL.

As of June 30, 2016, Williams holds an approximate 60 percent interest in us, comprised of an approximate 58 percent limited partner interest and all of our 2 percent general partner interest and IDRs.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our annual consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8‑K dated May 27, 2016.
Distributions
On July 26, 2016, our general partner’s Board of Directors approved a quarterly distribution to unitholders of $0.85 per common unit on August 12, 2016, on our outstanding common units to unitholders of record at the close of business on August 5, 2016.
Overview of Six Months Ended June 30, 2016
Net income (loss) attributable to controlling interests for the six months ended June 30, 2016, decreased $429 million compared to the six months ended June 30, 2015, reflecting impairment charges associated with certain equity-method investments and long-lived assets, the absence of $126 million of insurance recoveries, increased depreciation and amortization expense primarily due to depreciation on new projects placed in service and higher interest incurred, partially offset by an increase in olefins margins associated with our Geismar plant and higher equity earnings at Discovery related to the completion of the Keathley Canyon Connector in 2015. See additional discussion in Results of Operations.
Williams’ Merger Agreement with Energy Transfer
On September 28, 2015, Williams publicly announced in a press release that it had entered into a Merger Agreement with Energy Transfer and certain of its affiliates. The Merger Agreement provided that, subject to the satisfaction of customary closing conditions, Williams would merge with and into the newly formed ETC, with ETC surviving the ETC Merger. Energy Transfer formed ETC as a limited partnership that would be treated as a corporation for U.S. federal income tax purposes. Immediately following the completion of the ETC Merger, ETC would contribute to Energy Transfer all of the assets and liabilities of Williams in exchange for the issuance by Energy Transfer to ETC of a number of Energy Transfer Class E common units equal to the number of ETC common shares issued to Williams stockholders in the ETC Merger.
On June 29, 2016, Energy Transfer provided Williams written notice terminating the Merger Agreement, citing the alleged failure of certain conditions under the Merger Agreement.
NGL & Petchem Services
Redwater expansion
In March 2016, we completed the expansion of our Redwater facilities to provide NGL transportation and fractionation services to Williams associated with its long-term agreement to provide gas processing services to a second

Management’s Discussion and Analysis (Continued)

bitumen upgrader in Canada’s oil sands near Fort McMurray, Alberta. With this capacity increase, additional NGL/olefins mixtures from Williams are fractionated into an ethane/ethylene mix, propane, polymer grade propylene, normal butane, an alkylation feed and condensate under a long-term, fee-based agreement.
Volatile Commodity Prices
NGL per-unit margins were approximately 24 percent lower in the first six months of 2016 compared to the same period of 2015. The primary drivers for the six-month comparative period decrease was a 17 percent decline in per-unit non-ethane prices and to a change in the relative mix of NGL products produced, which has shifted to a higher proportion of lower-margin ethane products. The decrease in per-unit non-ethane prices was partially offset by an approximately 30 percent decline in per-unit natural gas feedstock prices. NGL per-unit margins were approximately 29 percent higher for the quarter ending June 30, 2016, compared to the quarter ending March 31, 2016. The improvement in NGL per-unit margins between the second and first quarter of 2016 was due to a 39 percent improvement in non-ethane prices in the quarter ending June 30, 2016, compared to the quarter ending March 31, 2016.
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
Q3'13
Q4'13
Q1'14
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15
Q4'15
Q1'16
Q2'16
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

Management’s Discussion and Analysis (Continued)

Company Outlook

Our strategy is to provide large-scale energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas and natural gas products that exists in North America. We seek to accomplish this through further developing our scale positions in current key markets and basins and entering new demand driven growth markets and basins where we can become the large-scale service provider. We will continue to maintain a strong commitment to safety, environmental stewardship, operational excellence, and customer satisfaction. We believe that accomplishing these goals will position us to deliver safe and reliable service to our customers and an attractive return to our unitholders.
We expect commodity prices to remain challenged and costs of capital to remain sharply higher for the remainder of 2016 as compared to 2015. Anticipating these conditions, our business plan for 2016 includes significant reductions in capital investment and expenses, including the workforce reductions previously discussed in Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements, from our previous plans. In addition, we expect proceeds from the planned sale of our Canadian operations during 2016.
Our growth capital and investment expenditures in 2016 are expected to total $1.9 billion. Approximately $1.3 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining non-interstate pipeline growth capital spending in 2016 primarily reflects investment in gathering and processing systems limited to known new producer volumes, including volumes that support Transco expansion projects in addition to wells drilled and completed awaiting connecting infrastructure. We also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
As previously discussed, we have announced a quarterly distribution of $0.85 per common unit, or $3.40 annually. Additionally, we expect to implement a distribution reinvestment program (DRIP). The program is expected to enhance our ability to maintain our distribution, while providing us with the flexibility to reduce debt and maintain our investment grade ratings.
Fee-based businesses are a significant component of our portfolio and serve to somewhat reduce the influence of commodity price fluctuations on our operating results and cash flows. However, producer activities are being impacted by lower energy commodity prices, which are affecting our gathering volumes. The credit profiles of certain of our producer customers are increasingly challenged by the current market conditions. These conditions may ultimately result in a further reduction of our gathering volumes. Such reductions as well as further or prolonged declines in energy commodity prices may also result in noncash impairments of our assets.
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
In 2016, we anticipate our operating results will include increases from our fee-based businesses placed in service in 2015 and those anticipated to be placed in service in 2016, increases in our olefins volumes associated with a full year of operations at our Geismar plant following its 2015 repair and expansion, and lower operating and general and administrative expenses associated with cost reduction initiatives.

Management’s Discussion and Analysis (Continued)

Potential risks and obstacles that could impact the execution of our plan include:

•	Downgrade of our investment grade credit ratings and associated increase in cost of borrowings;

•	Higher cost of capital and/or limited availability of capital due to a change in our financial condition, interest rates, and/or market or industry conditions;

•	Counterparty credit and performance risk, including that of Chesapeake Energy Corporation and its affiliates;

•	Lower than anticipated proceeds from planned asset sales;

•	Lower than anticipated energy commodity prices and margins;

•	Lower than anticipated volumes from third parties served by our midstream business;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Changes in the political and regulatory environments including the risk of delay in permits needed for regulatory projects;

•	Unexpected delay or inability to execute the DRIP;

•	General economic, financial markets, or further industry downturn;

•	Lower than expected levels of cash flow from operations;

•	Physical damages to facilities, including damage to offshore facilities by named windstorms;

•	Reduced availability of insurance coverage.

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
Northeast G&P
Oak Grove Expansion
We plan to expand our processing capacity at our Oak Grove facility by adding a second 200 MMcf/d cryogenic natural gas processing plant, which, based on our customers’ needs, is expected to be placed into service in 2020.

Management’s Discussion and Analysis (Continued)

Gathering System Expansion
We will continue to expand the gathering systems in the Marcellus and Utica shale regions that are needed to meet our customers’ production plans. The expansion of the gathering infrastructure includes additional compression and gathering pipeline to the existing system.
Atlantic-Gulf
Constitution Pipeline
In December 2014, we received approval from the FERC to construct and operate the jointly owned Constitution pipeline, which will have an expected capacity of 650 Mdth/d. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC’s denial of the certification and filed an action in federal court seeking a declaration that the State of New York’s authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law. (See Note 2 - Variable Interest Entities of Notes to Consolidated Financial Statments.) We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution. The 126-mile Constitution pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York, as well as to a local distribution company serving New York and Pennsylvania. In light of the NYSDEC’s denial of the water quality certification and the actions taken to challenge the decision, the target in-service date has been revised to as early as the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded.
Garden State
In April 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 210 in New Jersey to a new interconnection on our Trenton Woodbury Lateral in New Jersey. The project will be constructed in phases and is expected to increase capacity by 180 Mdth/d. We plan to place the initial phase of the project into service during the first half of 2017 and the remaining portion in the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals.
Norphlet Project
In March 2016, we announced that we have reached an agreement to provide deepwater gas gathering services to the Appomattox development in the Gulf of Mexico. The project will provide offshore gas gathering services to our existing Transco lateral, which will provide transmission services onshore to our Mobile Bay processing facility. We also plan to make modifications to our Main Pass 261 Platform to install an alternate delivery route from the platform, as well as modifications to our Mobile Bay processing facility. The project is scheduled to go into service during the fourth quarter of 2019.
Hillabee
In February 2016, the FERC issued a certificate order for the initial phases of Transco’s Hillabee Expansion Project (Hillabee). The project involves an expansion of Transco’s existing natural gas transmission system from Station 85 in west central Alabama to a proposed new interconnection with the Sabal Trail project in Alabama. Hillabee will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. We plan to place the initial phases of Hillabee into service as early as the second quarter of 2017 and during the second quarter of 2020, assuming timely receipt of all necessary regulatory approvals, and together they are expected to increase capacity by 1,025 Mdth/d.
In March 2016, we entered into an agreement with the member-sponsors of Sabal Trail to resolve several matters. In accordance with the agreement, the member-sponsors will pay us an aggregate amount of $240 million in three equal installments as certain milestones of the project are met. The first $80 million payment was received

Management’s Discussion and Analysis (Continued)

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
New York Bay Expansion
In July 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Pennsylvania to the Rockaway Delivery Lateral transfer point and the Narrows meter station in Richmond County, New York. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 115 Mdth/d.
Rock Springs
In March 2015, we received approval from the FERC to expand Transco’s existing natural gas transmission system from New Jersey to a proposed generation facility in Maryland. We placed the project into service on August 1, 2016 and it increased capacity by 192 Mdth/d.
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
Virginia Southside II
In July 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 210 in New Jersey and Station 165 in Virginia to a new lateral extending from our Brunswick Lateral in Virginia. We plan to place the project into service during the fourth quarter of 2017, assuming timely receipt of all necessary regulatory approvals, and it is expected to increase capacity by 250 Mdth/d.
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
Critical Accounting Estimates
Goodwill
During the first quarter of 2016 we observed a significant decline in the market value of WPZ. As a result, we evaluated our goodwill associated with the West G&P reporting unit for impairment. Goodwill for the West G&P reporting unit was $47 million at both June 30, 2016, and December 31, 2015. We estimated the fair value of the West G&P reporting unit based on an income approach utilizing discount rates specific to the underlying business. These discount rates considered variables unique to each business, including equity yields of comparable midstream businesses, expectations for future growth, and customer performance considerations. The weighted-average discount rate utilized

Management’s Discussion and Analysis (Continued)

was 11.6 percent. Our analysis indicated that the fair value of the West G&P reporting unit exceeded its book value by approximately $262 million, or 10 percent, at the end of the first quarter. We estimated that an overall increase in the discount rate utilized of 250 basis points would have resulted in a potential impairment of goodwill for this reporting unit.

We did not perform an interim assessment at the end of the second quarter of 2016 as our weighted-average cost of capital and equity yields of comparable midstream businesses, which drive discount rates, decreased compared to last quarter and no additional indicators of potential impairment were present.

Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the consolidated financial statements.
Equity-Method Investments
In response to declining market conditions in the first quarter of 2016, we assessed whether the carrying amounts of certain of our equity-method investments exceeded their fair value. As a result, we recognized other-than-temporary impairment charges of $59 million and $50 million in the first quarter related to our equity-method investments in the Delaware basin gas gathering system (DBJV) and Laurel Mountain (LMM), respectively. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter analysis reflected higher discount rates for both DBJV and LMM, along with lower natural gas prices for LMM.

We estimated the fair value of these investments using an income approach and discount rates ranging from 13.0 percent to 13.3 percent. These discount rates considered variables unique to each business area, including equity yields of comparable midstream businesses, expectations for future growth and customer performance considerations.

We estimated that an overall increase in the discount rates utilized of 50 basis points would have resulted in additional impairment charges on our at-risk equity-method investments of approximately $104 million.

Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of a different impairment charge in the consolidated financial statements.

During second quarter the discount rates decreased significantly and no impairments were recognized.

At June 30, 2016, our Consolidated Balance Sheet includes approximately $7.1 billion of investments that are accounted for under the equity-method of accounting. We evaluate these investments for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. We continue to monitor our equity-method investments for any indications that the carrying value may have experienced an other-than-temporary decline in value. When evidence of a loss in value has occurred, we compare our estimate of the fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We generally estimate the fair value of our investments using an income approach where significant judgments and assumptions include expected future cash flows and the appropriate discount rate. In some cases, we may utilize a form of market approach to estimate the fair value of our investments.

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

Management’s Discussion and Analysis (Continued)

•	Significant asset impairments or operating losses recognized by investees;

•	Significant delays in or lack of producer development or significant declines in producer volumes in markets served by investees;

•	Significant delays in or failure to complete significant growth projects of investees.
Constitution Pipeline Capitalized Project Costs
As of June 30, 2016, Property, plant, and equipment, at cost in our Consolidated Balance Sheet includes approximately $389 million of capitalized project costs for Constitution, for which we are the construction manager and own a 41 percent consolidated interest. In December 2014, we received approval from the FERC to construct and operate this jointly owned pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the Constitution pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC's denial of the certification and filed an action in federal court seeking a declaration that the State of New York's authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law.

As a result of the denial by the NYSDEC, we evaluated the capitalized project costs for impairment as of March 31, 2016, and determined that no impairment was necessary. Our evaluation considered probability-weighted scenarios of undiscounted future net cash flows, including a scenario assuming successful resolution with the NYSDEC and construction of the pipeline, as well as a scenario where the project does not proceed. We continue to monitor the capitalized project costs associated with Constitution for potential impairment.
Long-lived Assets
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
During the second quarter of 2016, we evaluated an asset group within our Central segment for impairment as a result of an increased likelihood of gas gathering contract restructuring with certain producers and lower volume projections. Our assessment included probability-weighted scenarios of undiscounted future cash flows that considered variables including terms of our current contract, as well as potential revised terms of a restructured contract, counterparty performance, and pricing assumptions. This assessment resulted in the undiscounted cash flows slightly exceeding the approximate $1.6 billion carrying value of the asset group and no impairment was recorded. The use of different judgments and assumptions associated with the measurement variables noted, particularly the assumed contractual terms, expected volumes, and rates, could result in reduced levels of future cash flows which could result in a significant impairment.
Also, during the second quarter of 2016, certain Mid-Continent gas gathering systems were assessed for impairment due to a potential disposition of those systems in the future. Based on market observed information for these gas gathering systems, these assets were written down to their fair value. As a result, we recognized a pre-tax impairment of $48 million in the Central segment.
We have previously announced that our business plan for 2016 includes the expectation of proceeds from planned asset sales and we initiated a marketing process regarding the potential sale of our Canadian operations. These assets are being marketed along with other Canadian operations held by Williams. We have received bids during the second quarter from potential purchasers and are in advanced negotiations regarding the sale of these operations. Given the

Management’s Discussion and Analysis (Continued)

maturation of this process during the second quarter, we have designated these operations as held for sale at June 30, 2016 (see Note 9 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements). As a result, we measured the fair value of these assets, resulting in a pre-tax impairment charge of $341 million in our NGL & Petchem Services segment during the second quarter of 2016. The estimated fair value was determined by a market approach based primarily on inputs received in the marketing process and reflects our estimate of the potential assumed proceeds related to our Canadian operations. Future changes to the estimated or ultimate sales proceeds may result in changes to the level of impairments or a gain or loss on the sale.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change*	% Change*	2016	2015	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,210	$1,231	-21	-2%	$2,436	$2,423	+13	+1%
Product sales	520	599	-79	-13%	948	1,118	-170	-15%
Total revenues	1,730	1,830			3,384	3,541
Costs and expenses:
Product costs	393	494	+101	+20%	710	957	+247	+26%
Operating and maintenance expenses	386	431	+45	+10%	768	811	+43	+5%
Depreciation and amortization expenses	432	419	-13	-3%	867	838	-29	-3%
Selling, general, and administrative expenses	139	164	+25	+15%	320	357	+37	+10%
Net insurance recoveries – Geismar Incident	—	(126)	-126	-100%	—	(126)	-126	-100%
Impairment of long-lived assets	396	24	-372	NM	402	27	-375	NM
Other (income) expense – net	24	14	-10	-71%	48	28	-20	-71%
Total costs and expenses	1,770	1,420			3,115	2,892
Operating income (loss)	(40)	410			269	649
Equity earnings (losses)	101	93	+8	+9%	198	144	+54	+38%
Impairment of equity-method investments	—	—	—	—%	(112)	—	-112	NM
Other investing income (loss) – net	1	—	+1	NM	1	1	—	—%
Interest expense	(231)	(203)	-28	-14%	(460)	(395)	-65	-16%
Other income (expense) – net	12	32	-20	-63%	27	48	-21	-44%
Income (loss) before income taxes	(157)	332			(77)	447
Provision (benefit) for income taxes	(80)	—	+80	NM	(79)	3	+82	NM
Net income (loss)	(77)	332			2	444
Less: Net income attributable to noncontrolling interests	13	32	+19	+59%	42	55	+13	+24%
Net income (loss) attributable to controlling interests	$(90)	$300			$(40)	$389

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)

Three months ended June 30, 2016 vs. three months ended June 30, 2015
Service revenues declined primarily due to a decrease at Gulfstar One related to lower volumes, including the impact of suspending operations in order to facilitate the tie-in of the Gunflint expansion, and lower fee revenues in Ohio Valley Midstream primarily due to continued producer shut-ins and lower rates. These decreases were partially offset by an increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2015 and 2016 and new transportation and fractionation revenue associated with Williams’ Horizon liquids extraction plant that went into service in March 2016.
Product sales decreased due to reduced marketing revenues primarily associated with lower NGL volumes and prices, lower olefin sales, and lower revenues from our equity NGLs primarily due to a decrease in per-unit prices, partially offset by slightly higher volumes. The decrease in olefin sales reflects lower revenues from our RGP Splitter and our Canadian operations, mostly driven by lower volumes due primarily to the shut-down and evacuation of our liquids extraction plant because of the wild fires in the Fort McMurray area during May and June, as well as a longer period of planned maintenance in 2016 and lower per-unit propylene prices at the RGP Splitter. These decreases were partially offset by an increase in olefin sales associated with the Geismar plant operating at higher production levels in 2016.
The decrease in Product costs includes lower marketing purchases primarily due to lower volumes and per-unit costs, lower olefin feedstock purchases, and lower natural gas purchases associated with the production of equity NGLs primarily due to lower natural gas prices, partially offset by higher volumes. The decline in olefin feedstock purchases is primarily due to lower per-unit feedstock costs and lower volumes at our RGP Splitter, partially offset by higher costs at our Geismar plant that has operated at higher production levels in 2016.
Operating and maintenance expenses reflect decreases in primarily labor-related and outside service costs resulting from our first-quarter 2016 workforce reductions and cost containment efforts, as well as the absence of ACMP transition costs recognized in 2015, partially offset by higher general maintenance and pipeline testing at Transco.
Depreciation and amortization expenses increased primarily due to depreciation on new Transco projects placed in service.
Selling, general, and administrative expenses decreased primarily due to lower labor-related costs resulting from our first-quarter 2016 workforce reductions and cost containment efforts, as well as the absence of ACMP transition costs recognized in 2015.
Net insurance recoveries – Geismar Incident decreased reflecting the absence of $126 million of insurance proceeds received in the second quarter of 2015.
Impairment of long-lived assets reflects 2016 impairments of our Canadian operations and certain Mid-Continent assets (see Note 9 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements). Impairments recognized in 2015 relate primarily to surplus equipment write-offs.
Operating income (loss) changed unfavorably primarily related to the impairments of long-lived assets in 2016 and the absence of insurance proceeds received in the second quarter of 2015, partially offset by lower operating and maintenance and general and administrative expenses primarily associated with cost containment efforts.
Interest expense increased due to higher Interest incurred of $24 million primarily attributable to new debt issuances in 2016 and 2015, partially offset by lower interest due to 2015 and 2016 debt retirements. (See Note 8 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Other (income) expense – net below Operating income (loss) changed unfavorably primarily due to the absence of a $14 million gain on early debt retirement in 2015 and a decrease in allowance for equity funds used during construction (AFUDC) due to decreased spending on Constitution.

Management’s Discussion and Analysis (Continued)

Provision (benefit) for income taxes favorable change includes a foreign tax benefit associated with our Canadian operations. See Note 6 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Net income attributable to noncontrolling interests decreased primarily due to the reduction of Gulfstar One earnings.
Six months ended June 30, 2016 vs. six months ended June 30, 2015
Service revenues increased primarily due to expansion projects placed in service in 2015 and 2016, including new transportation and fractionation revenue associated with Williams’ Horizon liquids extraction plant. These increases were partially offset by a decrease related to lower volumes attributable to suspending operations in order to facilitate the tie-in of the Gunflint expansion and a decrease in storage revenues at Transco.
Product sales decreased due to reduced marketing revenues primarily associated with lower prices across most products and lower volumes, as well as a reduction in revenues from our equity NGLs primarily related to a decrease in NGL prices. Partially offsetting these decreases are higher olefin sales from our Geismar plant reflecting increased volumes as a result of the plant operating at higher production levels in 2016, partially offset by lower olefin sales from our RGP Splitter and our Canadian operations associated with lower volumes and per-unit sales prices.
The decrease in Product costs includes lower marketing purchases primarily associated with a decline in per-unit costs across most products and lower volumes, reduced natural gas purchases associated with the production of equity NGLs primarily due to lower natural gas prices, and lower olefin feedstock purchases. The decline in olefin feedstock purchases is primarily associated with lower per-unit per unit feedstock costs and volumes at the RGP Splitter, partially offset by an increase in olefin feedstock purchases at our Geismar plant reflecting increased volumes resulting from higher production levels in 2016.
Operating and maintenance expenses decreased due to lower labor-related and outside service costs resulting from our first-quarter 2016 workforce reductions and cost containment efforts, as well as the absence of ACMP transition-related costs recognized in 2015, partially offset by $14 million of severance and related costs recognized in 2016 associated with workforce reductions and higher general maintenance and pipeline testing at Transco.
Depreciation and amortization expenses increased primarily due to depreciation on new Transco projects placed in service.
Selling, general, and administrative expenses decreased primarily due to the absence of ACMP merger and transition- related costs recognized in 2015 and lower labor-related costs resulting from our first-quarter 2016 workforce reductions and cost containment efforts, partially offset by $11 million of severance and related costs recognized in 2016 associated with workforce reductions.
Net insurance recoveries – Geismar Incident decreased reflecting the absence of $126 million of insurance proceeds received in the second quarter of 2015.
Impairment of long-lived assets reflects 2016 impairments of our Canadian operations and certain Mid-Continent assets. (See Note 9 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements). Impairments recognized in 2015 relate primarily to surplus equipment write-offs.
Other (income) expense – net within Operating income (loss) includes an unfavorable change primarily related to losses incurred on foreign currency transactions and the remeasurement of U.S. dollar denominated current assets and liabilities within our Canadian operations.
Operating income (loss) changed unfavorably primarily due impairments in 2016, the absence of insurance proceeds received in the second quarter of 2015, and higher depreciation expenses related to new projects placed in service. These decreases were partially offset by higher olefin margins related to the Geismar plant operating at higher production levels in 2016, lower costs related to the merger and integration of ACMP, and lower operating and maintenance and general and administrative expenses partly associated with cost containment efforts.

Management’s Discussion and Analysis (Continued)

Equity earnings (losses) changed favorably primarily due to a $26 million increase at Discovery related to the completion of the Keathley Canyon Connector in the first quarter of 2015. Additionally, OPPL increased $10 million, UEOM contributed $9 million, and Laurel Mountain contributed $9 million.
Impairment of equity-method investments reflects first-quarter 2016 impairment charges associated with certain equity-method investments. (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements.)
Interest expense increased due to higher Interest incurred of $55 million primarily attributable to new debt issuances in 2016 and 2015 as well as lower Interest capitalized of $10 million mostly related to construction projects that have been placed into service, partially offset by lower interest due to 2015 and 2016 debt retirements. (See Note 8 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Other (income) expense – net below Operating income (loss) changed unfavorably primarily due to the absence of a $14 million gain on early debt retirement in 2015 and a decrease in AFUDC due to decreased spending on Constitution.
Provision (benefit) for income taxes favorable change includes a foreign tax benefit associated with our Canadian operations. See Note 6 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Net income attributable to noncontrolling interests decreased primarily due to the reduction of Gulfstar One earnings.
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
Central

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Service revenues	$258	$265	$513	$517

Segment costs and expenses	(88)	(112)	(196)	(239)
Impairment of long-lived assets	(48)	(3)	(47)	(3)
Proportional Modified EBITDA of equity-method investments	12	10	21	18
Central Modified EBITDA	$134	$160	$291	$293
Three months ended June 30, 2016 vs. three months ended June 30, 2015
Modified EBITDA decreased primarily due to a $48 million impairment of certain Mid-Continent gathering assets in 2016, partially offset by a decrease in Segment costs and expenses related to the decrease in labor-related and outside service costs resulting from our first quarter workforce reductions and ongoing cost containment efforts.
Service revenues decreased slightly primarily due to lower volumes in the Barnett and Anadarko areas, partially offset by higher rates and volumes in the Haynesville area primarily attributable to a new contract executed in 2015.
Segment costs and expenses decreased primarily due to a decrease in labor-related and outside service costs resulting from our first quarter workforce reductions and ongoing cost containment efforts, as well as the absence of ACMP

Management’s Discussion and Analysis (Continued)

Merger and transition expenses in 2016.
Impairment of long-lived assets increased primarily due to a $48 million impairment of certain Mid-Continent gathering assets in 2016.
Six months ended June 30, 2016 vs. six months ended June 30, 2015
Modified EBITDA decreased slightly primarily due to a $48 million impairment of certain Mid-Continent gathering assets in 2016, offset by a decrease in Segment costs and expenses related to lower labor-related and outside service costs resulting from our first quarter workforce reductions and ongoing cost containment efforts as well as a decrease in ACMP Merger and transition expenses in 2016.
Segment costs and expenses decreased primarily due to a $38 million decrease in ACMP Merger and transition expenses and lower labor-related and outside service costs resulting from our first quarter workforce reductions and ongoing cost containment efforts.
Impairment of long-lived assets increased primarily due to a $48 million impairment of certain Mid-Continent gathering assets in 2016.
Northeast G&P

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Service revenues	$208	$216	$419	$412
Product sales	33	35	57	73
Segment revenues	241	251	476	485

Product costs	(34)	(33)	(55)	(70)
Other segment costs and expenses	(83)	(108)	(176)	(193)
Impairment of long-lived assets	(4)	(21)	(8)	(24)
Proportional Modified EBITDA of equity-method investments	96	94	193	170
Northeast G&P Modified EBITDA	$216	$183	$430	$368
Three months ended June 30, 2016 vs. three months ended June 30, 2015
Modified EBITDA increased primarily due to lower operating and maintenance expenses and lower impairment charges.
Service revenues decreased due to a decline in gathering and processing fee-based revenues from our Ohio Valley Midstream operations associated with producer shut-ins and lower rates, partially offset by an increase in gathering revenues in the Susquehanna Supply Hub primarily due to higher volumes.
Other segment costs and expenses decreased primarily due to a $20 million decrease in operating and maintenance expenses primarily resulting from lower costs related to supplies, outside services, and repairs.
Impairment of long-lived assets changed favorably primarily due to the absence of $20 million of impairment charges associated with certain surplus equipment within our Ohio Valley Midstream business in 2015. (See Note 9 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Six months ended June 30, 2016 vs. six months ended June 30, 2015
Modified EBITDA increased primarily due to lower operating and maintenance expenses and lower impairment charges, as well as improvements in Proportional Modified EBITDA of equity-method investments driven by higher volumes and the absence of certain impairments from 2015.
Service revenues include an increase in Utica Shale gathering revenues primarily due to growth in volumes associated with new well connects and also an increase in Susquehanna Supply Hub gathering revenues resulting from fewer producer shut-ins associated with improved regional natural gas prices. In addition, fee-based revenues increased due to increased reimbursements for management services from certain equity-method investees, partially offset by a decline from our Ohio Valley Midstream operations associated with producer shut-ins and lower rates.
Product sales decreased primarily due to an $18 million decline in marketing sales in the Ohio Valley Midstream business, comprised primarily of a $14 million decline associated with a 22 percent decrease in non-ethane volumes and a $6 million decrease reflecting a 12 percent decline in non-ethane per-unit marketing sales prices. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Other segment costs and expenses decreased primarily due to a $19 million decrease in operating and maintenance expenses primarily resulting from lower costs related to supplies, outside services, and repairs.
Impairment of long-lived assets changed favorably primarily due to the absence of $20 million of impairment charges associated with certain surplus equipment within our Ohio Valley Midstream business in 2015. (See Note 9 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
Proportional Modified EBITDA of equity-method investments improved primarily due to a $12 million increase from UEOM associated with higher volumes and an increase in our ownership percentage, a $12 million increase from Caiman II resulting from higher volumes due to assets placed into service in 2015, and a $10 million increase from Laurel Mountain primarily due to the absence of impairments incurred during 2015. These increases were partially offset by a $12 million decrease from Appalachian Midstream Investments primarily due to lower fee revenues driven by lower rates.
Atlantic-Gulf

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Service revenues	$448	$466	$914	$924
Product sales	105	125	174	246
Segment revenues	553	591	1,088	1,170

Product costs	(97)	(119)	(161)	(232)
Other segment costs and expenses	(167)	(150)	(327)	(319)
Impairment of long-lived assets	—	—	(1)	—
Proportional Modified EBITDA of equity-method investments	68	67	134	105
Atlantic-Gulf Modified EBITDA	$357	$389	$733	$724

NGL margin	$7	$5	$12	$12
Three months ended June 30, 2016 vs. three months ended June 30, 2015
Modified EBITDA decreased primarily due to lower service revenues and higher segment costs and expenses.
Service revenues decreased primarily due to a $32 million decrease in Eastern Gulf Coast fee revenues primarily due to lower volumes, including the impact of suspending operations in order to facilitate the tie-in of the Gunflint

Management’s Discussion and Analysis (Continued)

expansion at Gulfstar One. This decrease was partially offset by a $19 million increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2015 and 2016.
Product sales and Product costs decreased primarily due to a $16 million decrease in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA.
Other segment costs and expenses increased due to higher operating expenses primarily related to higher contract services for hydrostatic testing, safety, and general maintenance at Transco. In addition, project development costs are higher as we discontinued capitalization of these costs at Constitution beginning in April 2016, and equity AFUDC also changed unfavorably associated with a decrease in spending on Constitution. These increases were partially offset by lower general and administrative expenses driven by first-quarter 2016 workforce reductions and ongoing cost containment efforts.
Six months ended June 30, 2016 vs. six months ended June 30, 2015
Modified EBITDA increased primarily due to higher earnings at Discovery due to the completion of the Keathley Canyon Connector in the first quarter of 2015, partially offset by lower service revenues and higher segment costs and expenses.
Service revenues decreased primarily due to a $42 million decrease in Eastern Gulf Coast fee revenues primarily related to lower volumes, including the impact of suspending operations in order to facilitate the tie-in of the Gunflint expansion at Gulfstar One and 2016 producers’ operational issues, a $15 million decrease in Transco’s storage revenue related to potential refunds associated with a ruling received in certain rate case litigation in 2016, and an $8 million decrease in Western Gulf Coast fee revenues primarily related to lower volumes associated with producer maintenance in 2016 and natural declines in certain production areas. These decreases are partially offset by a $55 million increase in Transco’s natural gas transportation fee revenues primarily associated with expansion projects placed in service in 2015 and 2016, partially offset by lower volume-based transportation services revenues.
Product sales decreased primarily due to:

•
A $47 million decrease in crude oil and NGL marketing revenues. Crude oil marketing sales decreased $27 million associated with 27 percent lower crude oil per barrel sales prices and 6 percent lower volumes. NGL marketing sales decreased $20 million associated with 17 percent lower non-ethane per-unit sales prices and 17 percent lower non-ethane sales volumes. These changes in marketing revenues are offset by similar changes in marketing purchases;

•	A $22 million decrease in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA.
Product costs decreased primarily due to:

•	A $51 million decrease in marketing purchases (substantially offset in Product sales);

•	A $22 million decrease in system management gas costs (offset in Product sales).
Other segment costs and expenses includes higher project development costs as we discontinued capitalization of these costs at Constitution beginning in April 2016, and equity AFUDC also changed unfavorably associated with a decrease in spending on Constitution. In addition, operating expenses increased primarily due to higher contract services for hydrostatic testing, safety, and general maintenance and operating taxes at Transco, and $8 million of first-quarter 2016 severance and related costs recognized associated with workforce reductions. These increases are partially offset by $14 million lower general and administrative expenses driven by first-quarter 2016 workforce reductions and ongoing cost containment efforts, as well as a favorable change in the deferral of asset retirement obligation-related depreciation to a regulatory asset.

Management’s Discussion and Analysis (Continued)

The increase in Proportional Modified EBITDA of equity-method investments is primarily due to a $28 million increase from Discovery primarily due to higher fee revenues attributable to the completion of the Keathley Canyon Connector in the first quarter of 2015.
West

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Service revenues	$255	$258	$518	$520
Product sales	78	68	130	132
Segment revenues	333	326	648	652

Product costs	(43)	(37)	(74)	(73)
Other segment costs and expenses	(131)	(139)	(258)	(268)
Impairment of long-lived assets	(1)	—	(3)	—
West Modified EBITDA	$158	$150	$313	$311

NGL margin	$33	$29	$53	$54
Three months ended June 30, 2016 vs. three months ended June 30, 2015
Modified EBITDA increased due to reduced expenses associated with workforce reductions, lower major maintenance and operating charges and increased NGL margins associated with lower gas prices and higher volumes.
Service revenues decreased primarily due to a $7 million reduction associated with reduced gathering volumes in the Piceance region and reduced gathering rates and volumes in the Four Corners region. Partially offsetting these reductions are increased gathering and processing revenues of $6 million associated with higher gathering and processing rates in our Niobrara operations.
Product sales increased primarily due to a $6 million increase in revenues associated with our equity NGLs due to increased ethane and non-ethane volumes. Additionally, NGL marketing revenue increased $6 million due to increased non-ethane volumes (offset in Product costs).
Product costs increased primarily due to a $6 million increase in NGL marketing purchases (offset in Product sales), partially offset by a 25 percent decline in the per-unit cost of natural gas.
Other segment costs and expenses decreased due to lower labor-related costs driven by first-quarter 2016 workforce reductions and lower major maintenance and operating charges.
Six months ended June 30, 2016 vs. six months ended June 30, 2015
Modified EBITDA increased due to lower costs associated with workforce reductions and major maintenance and operating charges. Partially offsetting these items were reductions in revenues.
Service revenues decreased due to a $12 million reduction associated with reduced gathering volumes in the Piceance region and reduced gathering rates and volumes in the Four Corners region. Offsetting these reductions is increased gathering and processing revenues of $12 million associated with higher gathering and processing rates in our Niobrara operations.
Product sales decreased primarily due to a $5 million decrease in revenues from our equity NGLs associated with 18 percent lower average per-unit non-ethane sales prices. Other product sales declined approximately $4 million. Partially offsetting these reductions is increased marketing revenues of $7 million due to increased non-ethane volumes (offset in Product costs).

Management’s Discussion and Analysis (Continued)

Product costs increased slightly primarily due to a $7 million increase in NGL marketing purchases (offset in Product sales) partially offset by a $4 million reduction associated with the production of equity NGLs primarily due to lower natural gas prices.
Other segment costs and expenses decreased due to lower labor-related costs driven by first-quarter 2016 workforce reductions and lower major maintenance and operating charges.
NGL & Petchem Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Service revenues	$54	$34	$92	$66
Product sales	463	513	869	956
Segment revenues	517	547	961	1,022

Product costs	(387)	(448)	(712)	(872)
Other segment costs and expenses	(63)	(76)	(146)	(132)
Net insurance recoveries – Geismar Incident	—	126	—	126
Impairment of long-lived assets	(343)	—	(343)	—
Proportional Modified EBITDA of equity-method investments	15	9	32	20
NGL & Petchem Services Modified EBITDA	$(261)	$158	$(208)	$164

Olefins margin	$74	$61	$145	$70
NGL margin	1	2	6	11
Three months ended June 30, 2016 vs. three months ended June 30, 2015
Modified EBITDA decreased primarily due to the impairment of our Canadian operations held for sale and the absence of insurance proceeds related to the Geismar Incident that we received in 2015, partially offset by higher service revenues associated with the expansion of our Redwater facilities, and higher olefin margins. The increase in olefin margins is comprised of a $15 million increase at the RGP Splitter due to favorable feedstock prices, a $12 million increase at Geismar due to higher production levels in 2016 than in 2015, partially offset by unfavorable margins in Canada.
Service revenues improved primarily due to the expansion of our Redwater facilities in March 2016 to provide transportation and fractionation services associated with the Williams Horizon liquids extraction plant.
Product sales decreased primarily due to:

•	A $22 million decrease in marketing revenues primarily due to lower non-ethane prices (substantially offset by lower Product costs);

•
A $15 million decrease in Canadian NGL sales revenues primarily due to lower volumes, including $10 million lower ethane volumes due primarily to the shut-down and evacuation of our liquids extraction plant because of wild fires in the Fort McMurray area during May and June, as well as a longer period of planned maintenance in 2016;

•
An $11 million decrease in olefin sales reflecting a $22 million decrease from our RGP Splitter and a $17 million decrease from our Canadian operations, partially offset by $28 million in higher sales from our Geismar plant. The decrease in sales for Canada and the RGP Splitter are primarily due to lower volumes, as well as 20 percent lower propylene prices at the RGP Splitter. Canadian volumes declined due to previously discussed operational issues and longer periods of planned maintenance. The increase in sales at the Geismar plant is

Management’s Discussion and Analysis (Continued)

due to a $62 million increase in volumes as the plant is operating at higher production levels in 2016 than in 2015, partially offset by $34 million in primarily lower ethylene prices.
Product costs decreased primarily due to:

•	An $18 million decrease in marketing product costs primarily due to lower non-ethane per-unit costs (more than offset by lower Product sales);

•	A $14 million decrease in NGL product costs reflecting lower volumes and a decline in the price of natural gas associated with the production of equity NGLs;

•
A $24 million decrease in olefin feedstock purchases primarily comprised of $36 million lower costs at our RGP Splitter, partially offset by $16 million in higher cost at our Geismar plant. The decrease in costs at our RGP Splitter is due to $24 million in lower per-unit costs and $12 million in lower volumes. The increase in costs at our Geismar plant is comprised of $21 million in higher volumes resulting from the plant’s higher production levels in 2016 than in 2015, partially offset by $5 million in lower ethane per-unit prices.

The decrease in Other segment costs and expenses is primarily due to lower contract services and labor-related expenses reflecting higher costs incurred in 2015 associated with the start-up of the Geismar plant, as well as certain reduced maintenance activities at our storage facilities in 2016.
Net insurance recoveries - Geismar Incident decreased $126 million as insurance proceeds were received in 2015, while no proceeds were received in 2016.
Impairment of long-lived assets reflects the second quarter 2016 impairment of our Canadian operations as these assets are held for sale as of June 30, 2016 (see Note 9 – Fair Value Measurements and Guarantees).
Six months ended June 30, 2016 vs. six months ended June 30, 2015
Modified EBITDA decreased in 2016 compared to 2015 primarily due to the impairment of our Canadian operations held for sale and lower insurance proceeds related to the Geismar Incident, partially offset by higher olefin margins driven by higher production levels at the Geismar facility in 2016 than in 2015 and higher service revenues associated with the expansion of our Redwater facilities.
Service revenues improved primarily due the expansion of our Redwater facilities in March 2016 to provide transportation and fractionation services associated with the Williams Horizon liquids extraction plant.
Product sales decreased primarily due to:

•
A $111 million decrease in marketing revenues primarily due to lower prices across all products, partially offset by higher natural gas, polymer-grade propylene, and non-ethane volumes (offset in Product costs).

•
A $26 million decrease in Canadian NGL sales revenues comprised of a $17 million decrease associated with lower volumes and a $9 million decrease associated with lower prices across all products. The lower volumes are associated with previously discussed wild fires in the area and longer periods of planned maintenance, while prices reflect 22 percent lower ethane prices and 52 percent lower propane prices.

•
A $54 million increase in olefin sales comprised of a $124 million increase from our Geismar plant that returned to service in late March 2015, partially offset by a $41 million decrease from our RGP Splitter and a $29 million decrease in our Canadian operations. The increase at Geismar includes $213 million associated with increased volumes as a result of the plant operating at higher production levels in 2016 than when production resumed in March 2015, partially offset by $89 million in lower per-unit sales prices. The decrease in olefin sales associated with the RGP Splitter and our Canadian operations are associated with both lower volumes and lower per-unit sales prices.

Management’s Discussion and Analysis (Continued)

Product costs decreased primarily due to:

•
A $111 million decrease in marketing product costs primarily due to lower per-unit costs associated with all products, partially offset by higher natural gas, polymer-grade propylene, and non-ethane volumes (offset by lower Product sales).

•
A $21 million decrease in NGL product costs due to a $13 million decrease in primarily propane and ethane volumes and an $8 million decrease reflecting the decline in the price of natural gas associated with the production of equity NGLs.

•
A $21 million decrease in olefin feedstock purchases is primarily comprised of $67 million in lower purchases at our RGP splitter, partially offset by $52 million of higher purchases due to increased volumes at our Geismar plant resulting from higher productions levels. The lower costs at the RGP splitter are comprised of $51 million in lower per-unit feedstock costs and $16 million in lower propylene volumes.

The increase in Other segment costs and expenses includes a $15 million unfavorable change in foreign currency exchange that primarily relates to losses on foreign currency transactions and the remeasurement of U.S. dollar denominated current assets and liabilities within our Canadian operations.
Net insurance recoveries - Geismar Incident decreased $126 million as insurance proceeds were received in 2015, while no proceeds were received in 2016.
Impairment of long-lived assets reflects the 2016 impairment of our Canadian operations as these assets are held for sale as of June 30, 2016 (see Note 9 – Fair Value Measurements and Guarantees).
The increase in Proportional modified EBITDA of equity-method investments reflects a $10 million improvement at OPPL due primarily to higher Bakken transportation volumes.

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
We believe we have, or have access to, the financial resources and liquidity necessary to meet our requirements for working capital, capital and investment expenditures, unitholder distributions, and debt service payments while maintaining a sufficient level of liquidity. In particular, as previously discussed in Company Outlook, our expected growth capital and investment expenditures total approximately $1.9 billion in 2016. We retain the flexibility to adjust planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities. We expect proceeds from the planned sale of our Canadian operations during 2016.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2016. Our internal and external sources of consolidated liquidity include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations, including cash distributions from our equity-method investees;

•	Cash proceeds from issuances of debt and/or equity securities, including issuances under our equity distribution agreement;

•	New distribution reinvestment program (DRIP);

•	Use of our credit facilities and/or commercial paper program;

•	Transco’s January 2016 debt issuance described further below;

•	Proceeds from planned sale of Canadian operations.
We anticipate our more significant uses of cash to be:

•	Working capital requirements;

•	Maintenance and expansion capital and investment expenditures;

•	Interest on our long-term debt;

•	Repayment of current debt maturities;

•	Quarterly distributions to our unitholders and general partner, including IDRs.

Management’s Discussion and Analysis (Continued)

We expect to implement a DRIP in the third quarter of 2016. Williams has announced that it plans to reinvest approximately $1.7 billion in us through 2017. Williams plans to reinvest $500 million in 2016, including $250 million in the third quarter via a private purchase of common units, with the balance reinvested via the DRIP. The remaining $1.2 billion is planned to be reinvested in 2017 via the DRIP.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of June 30, 2016, we had a working capital deficit (current liabilities, inclusive of $196 million in Commercial paper outstanding and $786 million in Long-term debt due within one year, in excess of current assets) of $529 million. Our available liquidity is as follows:

Available Liquidity	June 30, 2016
(Millions)
Cash and cash equivalents	$101
Capacity available under our $3.5 billion credit facility, less amounts outstanding under our $3 billion commercial paper program (1)	1,879
Capacity available under our short-term credit facility (2)	150
$2,130

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. Through June 30, 2016, the highest amount outstanding under our commercial paper program and credit facility during 2016 was $1.856 billion. At June 30, 2016, we were in compliance with the financial covenants associated with this credit facility. See Note 8 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on our commercial paper program. Borrowing capacity available under our $3.5 billion credit facility as of July 29, 2016, was $1.888 billion.

(2)	Borrowing capacity available under this facility as of July 29, 2016, was $150 million. This facility expires on August 24, 2016.
On September 24, 2015, we received a special distribution of $396 million from Gulfstream reflecting our proportional share of the proceeds from new debt issued by Gulfstream. The new debt was issued to refinance Gulfstream’s debt maturities. Subsequently, we contributed $248 million and $148 million to Gulfstream for our proportional share of amounts necessary to fund debt maturities of $500 million due on November 1, 2015, and $300 million due on June 1, 2016, respectively.
Incentive Distribution Rights
Williams has agreed to temporarily waive incentive distributions of approximately $2 million per quarter in connection with our acquisition of 13 percent additional interest in UEOM on June 10, 2015. The waiver will continue through the quarter ending September 30, 2017.
Williams was required to pay us a $428 million termination fee associated with the Termination Agreement (as described in Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements), which settled through a reduction of quarterly incentive distributions payable to Williams (such reduction not to exceed $209 million per quarter). The November 2015, February 2016, and May 2016 distributions to Williams were reduced by $209 million, $209 million, and $10 million, respectively, related to this termination fee.
Debt Issuances and Retirements
Northwest Pipeline retired $175 million of 7 percent senior unsecured notes that matured on June 15, 2016.
Transco retired $200 million of 6.4 percent senior unsecured notes that matured on April 15, 2016.

Management’s Discussion and Analysis (Continued)

On January 22, 2016, Transco issued $1 billion of 7.85 percent senior unsecured notes due 2026 to investors in a private debt placement. Transco used the net proceeds from the offering to repay debt and to fund capital expenditures.
Shelf Registration
In February 2015, we filed a shelf registration statement, as a well-known seasoned issuer and we also filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in us having an aggregate offering price of up to $1 billion. These sales are to be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price, or at negotiated prices. Such sales are to be made pursuant to an equity distribution agreement between us and certain banks who may act as sales agents or purchase for their own accounts as principals. From February 2015 through June 30, 2016, we have received net proceeds of approximately $59 million from equity issued under this registration.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.
Credit Ratings
Our ability to borrow money is impacted by our credit ratings. Our current ratings are as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating
S&P Global Ratings	Negative	BBB-	BBB-
Moody’s Investors Service	Negative	Baa3	N/A
Fitch Ratings	Stable	BBB-	N/A
As of June 30, 2016, we estimated that a downgrade to a rating below investment grade could require us to post up to $455 million in additional collateral with third parties.
Cash Distributions to Unitholders
The Board of Directors of our general partner declared a cash distribution of $0.85 per common unit on July 26, 2016, to be paid on August 12, 2016, to unitholders of record at the close of business on August 5, 2016.
Sources (Uses) of Cash
The following table summarizes the increase (decrease) in cash and cash equivalents for each of the periods presented:

	Six Months Ended June 30,
	2016	2015
	(Millions)
Net cash provided (used) by:
Operating activities	$1,665	$1,493
Financing activities	(971)	344
Investing activities	(682)	(1,822)
Increase (decrease) in cash and cash equivalents	$12	$15
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Impairment of equity-method investments, and

Management’s Discussion and Analysis (Continued)

Impairment of and net (gain) loss on sale of Property, plant, and equipment. Our Net cash provided (used) by operating activities in 2016 increased from 2015 primarily due to net favorable changes in operating working capital and cash received related to Hillabee (see Expansion Projects).
Financing activities
Significant transactions include:

•	$304 million in 2016 of net payments of commercial paper;

•	$942 million in 2015 of net proceeds from commercial paper;

•	$998 million in 2016 and $2.992 billion in 2015 net received from our debt offerings;

•	$375 million in 2016 and $1.533 billion in 2015 paid on our debt retirements;

•	$1.94 billion in 2016 and $1.832 billion in 2015 received from our credit facility borrowings;

•	$1.825 billion in 2016 and $2.472 billion in 2015 paid on our credit facility borrowings;

•
$1.231 billion, including $808 million to Williams, in 2016 and $1.45 billion, including $1.03 billion to Williams, in 2015 related to quarterly cash distributions paid to limited partner unitholders and the general partner;

•	$148 million in 2016 paid in contribution to Gulfstream for repayment of debt;

•	$22 million in 2016 and $57 million in 2015 received in contributions from noncontrolling interests.
Investing activities
Significant transactions include:

•	Capital expenditures of $981 million in 2016 and $1.45 billion in 2015;

•	$112 million in 2015 paid to purchase a gathering system comprised of approximately 140 miles of pipeline and a sour gas compression facility in the Eagle Ford shale;

•	Purchases of and contributions to our equity-method investments of $122 million in 2016 and $483 million in 2015;

•	Distributions from unconsolidated affiliates in excess of cumulative earnings of $261 million in 2016 and $122 million in 2015.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 2 – Variable Interest Entities, Note 8 – Debt and Banking Arrangements, Note 9 – Fair Value Measurements and Guarantees, and Note 10 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees and commitments or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2016.
Foreign Currency Risk
Our foreign operations, whose functional currency is the local currency, are located in Canada. These foreign operations have been classified as held for sale at June 30, 2016. Net assets of our foreign operations were approximately $754 million and $916 million at June 30, 2016 and December 31, 2015, respectively. These investments have the potential to impact our financial position due to fluctuations in the local currency arising from the process of translating the local functional currency into the U.S. dollar. As an example, a 20 percent change in the functional currency against the U.S. dollar would have changed Total partners’ equity by approximately $151 million and $183 million at June 30, 2016 and December 31, 2015, respectively. Any local currency proceeds associated with the anticipated sale of these operations would also be exposed to fluctuations in foreign currency exchange rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Environmental

Certain reportable legal proceedings involving governmental authorities under federal, state, and local laws regulating the discharge of materials into the environment are described below. While it is not possible for us to predict the final outcome of the proceedings which are still pending, we do not anticipate a material effect on our consolidated financial position if we receive an unfavorable outcome in any one or more of such proceedings.
In November 2013, we became aware of deficiencies with the air permit for the Fort Beeler gas processing facility located in West Virginia. We notified the EPA and the West Virginia Department of Environmental Protection and worked to bring the Fort Beeler facility into full compliance. On April 26, 2016, the EPA executed a consent order resolving various air permitting and emissions issues requiring payment of $140,000 in civil penalties which was paid on May 13, 2016. We do not anticipate penalties being imposed by the West Virginia Department of Environmental Protection.

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
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, includes certain risk factors that could materially affect our business, financial condition, or future results. The risk factors listed below pertaining to the ETC Merger are no longer applicable:

•	The pendency of the proposed ETC Merger between Energy Transfer and Williams could adversely affect our business and operations.

•
The notes we acquired from ACMP in the ACMP Merger contain provisions that would require us to make an offer to repurchase such notes should our credit be downgraded within a period of ninety days following the completion of the proposed ETC Merger.

Our remaining risk factors are supplemented as set forth below:
Following ETE’s termination of and failure to close the ETC Merger, perceived uncertainties concerning Williams’ strategic direction may have an adverse effect on our business.
As a subsidiary of Williams, we may suffer from the lingering effects of ETE’s termination of and failure to close the ETC Merger including, among other circumstances, perceived uncertainties as to Williams’ future strategic direction. Such uncertainties may harm our ability to attract investors in order to raise capital, impact our existing and potential relationships with customers and strategic partners, result in the loss of business opportunities and make it more difficult for Williams to attract and retain qualified personnel who provide services to us. Such uncertainties could also depress our unit price.

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

*Exhibit 3.17	—	Eighth Amended and Restated Limited Liability Company Agreement of WPZ GP LLC.
Exhibit 10.1	—
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
August 2, 2016

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

*Exhibit 3.17	—	Eighth Amended and Restated Limited Liability Company Agreement of WPZ GP LLC.
Exhibit 10.1	—
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