Form 10-Q
period 2017-03-31
WILLIAMS PARTNERS L.P.
filed 2017-05-04
CIK 1483096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had 955,457,613 common units and 17,065,816 Class B units outstanding as of April 28, 2017.

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

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Whether we will produce sufficient cash flows to provide the level of cash distributions that Williams expects;

•	Whether we elect to pay expected levels of cash distributions;

•	Whether we will be able to effectively execute our financing plan including the receipt of anticipated levels of proceeds from planned asset sales;

•	Whether Williams will be able to effectively manage the transition in its board of directors and management as well as successfully execute its business restructuring;

•	Availability of supplies, including lower than anticipated volumes from third parties served by our midstream business, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate, and timely execute our capital projects and other investment opportunities in accordance with our forecasted capital expenditures budget;

•	Our ability to successfully expand our facilities and operations;

•	Development of alternative energy sources;

•	The impact of operational and developmental hazards and unforeseen interruptions and the availability of adequate insurance coverage;

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 22, 2017.

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
Gulfstar One: Gulfstar One LLC
Jackalope: Jackalope Gas Gathering Services, L.L.C.
Northwest Pipeline: Northwest Pipeline, LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of March 31, 2017, we account for as an equity-method investment, including principally the following:
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

PART I – FINANCIAL INFORMATION

Williams Partners L.P.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Millions, except per-unit amounts)
Revenues:
Service revenues	$1,256	$1,226
Product sales	727	428
Total revenues	1,983	1,654
Costs and expenses:
Product costs	579	317
Operating and maintenance expenses	361	382
Depreciation and amortization expenses	433	435
Selling, general, and administrative expenses	156	181
Other (income) expense – net	4	30
Total costs and expenses	1,533	1,345
Operating income (loss)	450	309
Equity earnings (losses)	107	97
Impairment of equity-method investments (Note 8)	—	(112)
Other investing income (loss) – net (Note 4)	271	—
Interest incurred	(221)	(240)
Interest capitalized	7	11
Other income (expense) – net	49	15
Income (loss) before income taxes	663	80
Provision (benefit) for income taxes	3	1
Net income (loss)	660	79
Less: Net income (loss) attributable to noncontrolling interests	26	29
Net income (loss) attributable to controlling interests	$634	$50
Allocation of net income (loss) for calculation of earnings per common unit:
Net income (loss) attributable to controlling interests	$634	$50
Allocation of net income (loss) to general partner	—	202
Allocation of net income (loss) to Class B units	11	(4)
Allocation of net income (loss) to common units	$623	$(148)
Basic earnings (loss) per common unit:
Net income (loss) per common unit	$.68	$(.25)
Weighted-average number of common units outstanding (thousands)	919,944	588,562
Diluted earnings (loss) per common unit:
Net income (loss) per common unit	$.68	$(.25)
Weighted-average number of common units outstanding (thousands)	920,250	588,562
Cash distributions per common unit	$.60	$.85

Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments	$4	$—
Reclassifications into earnings of net derivative instruments (gain) loss	(1)	—
Foreign currency translation activities:
Foreign currency translation adjustments	—	72
Other comprehensive income (loss)	3	72
Comprehensive income (loss)	663	151
Less: Comprehensive income attributable to noncontrolling interests	26	29
Comprehensive income (loss) attributable to controlling interests	$637	$122
See accompanying notes.

Williams Partners L.P.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2017	December 31, 2016
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$625	$145
Trade accounts and other receivables (net of allowance of $6 at March 31, 2017 and $6 at December 31, 2016)	861	926
Inventories	148	138
Assets held for sale (Note 1)	1,023	24
Other current assets and deferred charges	157	181
Total current assets	2,814	1,414
Investments	6,738	6,701
Property, plant, and equipment, at cost	37,677	38,247
Accumulated depreciation and amortization	(10,313)	(10,226)
Property, plant, and equipment – net	27,364	28,021
Intangible assets – net of accumulated amortization	9,569	9,662
Regulatory assets, deferred charges, and other	453	467
Total assets	$46,938	$46,265
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$656	$589
Affiliate	76	109
Accrued interest	170	258
Asset retirement obligations	48	61
Liabilities held for sale (Note 1)	43	—
Other accrued liabilities	881	804
Commercial paper	—	93
Long-term debt due within one year	—	785
Total current liabilities	1,874	2,699
Long-term debt	17,065	17,685
Asset retirement obligations	830	798
Deferred income tax liabilities	19	20
Regulatory liabilities, deferred income, and other	1,951	1,860
Contingent liabilities (Note 9)
Equity:
Partners’ equity:
Common units (955,455,083 and 607,064,550 units outstanding at March 31, 2017 and December 31, 2016, respectively)	22,680	18,300
Class B units (17,065,816 and 16,690,016 units outstanding at March 31, 2017 and December 31, 2016, respectively)	780	769
General partner	—	2,385
Accumulated other comprehensive income (loss)	2	(1)
Total partners’ equity	23,462	21,453
Noncontrolling interests in consolidated subsidiaries	$1,737	1,750
Total equity	25,199	23,203
Total liabilities and equity	$46,938	$46,265

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Changes in Equity
(Unaudited)

	Williams Partners L.P.
	Limited Partners
	Common Units	Class B Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2016	$18,300	$769	$2,385	$(1)	$21,453	$1,750	$23,203
Net income (loss)	623	11	—	—	634	26	660
Other comprehensive income (loss)	—	—	—	3	3	—	3
Conversion to non-economic general partner interest (Note 1)	2,385	—	(2,385)	—	—	—	—
Distributions to The Williams Companies, Inc. - net	(11)	—	—	—	(11)	—	(11)
Sale of common units (Note 1)	2,194	—	—	—	2,194	—	2,194
Distributions to limited partners	(812)	—	—	—	(812)	—	(812)
Contributions from noncontrolling interests	—	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	—	(43)	(43)
Other	1	—	—	—	1	—	1
Net increase (decrease) in equity	4,380	11	(2,385)	3	2,009	(13)	1,996
Balance – March 31, 2017	$22,680	$780	$—	$2	$23,462	$1,737	$25,199

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$660	$79
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	433	435
Provision (benefit) for deferred income taxes	(1)	—
Net (gain) loss on disposition of equity-method investments	(269)	—
Impairment of equity-method investments	—	112
Impairment of and net (gain) loss on sale of assets and businesses	—	8
Amortization of stock-based awards	2	9
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	22	298
Inventories	(30)	(15)
Other current assets and deferred charges	19	23
Accounts payable	38	(19)
Accrued liabilities	(28)	(70)
Affiliate accounts receivable and payable – net	(32)	(15)
Other, including changes in noncurrent assets and liabilities	(83)	79
Net cash provided (used) by operating activities	731	924
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(93)	(365)
Proceeds from long-term debt	—	1,838
Payments of long-term debt	(1,350)	(1,526)
Proceeds from sales of common units	2,178	—
Contributions from general partner	—	3
Distributions paid	(796)	(516)
Distributions to noncontrolling interests	(43)	(19)
Contributions from noncontrolling interests	4	16
Distributions to The Williams Companies, Inc. – net	(11)	—
Payments for debt issuance costs	—	(8)
Other – net	(23)	1
Net cash provided (used) by financing activities	(134)	(576)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(509)	(463)
Net proceeds from dispositions	(2)	—
Proceeds from dispositions of equity-method investments	200	—
Purchases of and contributions to equity-method investments	(52)	(63)
Distributions from unconsolidated affiliates in excess of cumulative earnings	121	109
Other – net	125	98
Net cash provided (used) by investing activities	(117)	(319)
Increase (decrease) in cash and cash equivalents	480	29
Cash and cash equivalents at beginning of year	145	96
Cash and cash equivalents at end of period	$625	$125
_________
(1) Increases to property, plant, and equipment	$(569)	$(498)
Changes in related accounts payable and accrued liabilities	60	35
Capital expenditures	$(509)	$(463)
See accompanying notes.

Williams Partners L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
We are a Delaware limited partnership whose common units are listed and traded on the New York Stock Exchange. WPZ GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. Our operations are located in the United States.
Financial Repositioning
In January 2017, we announced agreements with Williams, wherein Williams permanently waived the general partner’s incentive distribution rights (IDRs) and converted its 2 percent general partner interest in us to a non-economic interest in exchange for 289 million newly issued common units. Pursuant to this agreement, Williams also purchased approximately 277 thousand common units for $10 million. Additionally, Williams purchased approximately 59 million common units at a price of $36.08586 per unit in a private placement transaction. According to the terms of this agreement, following our quarterly distribution in February 2017, Williams paid additional consideration of approximately $50 million to us for these units. Following these transactions and as of March 31, 2017, Williams owns a 74 percent limited partner interest in us.
Geismar Olefins Facility Assets Held For Sale
On April 17, 2017, we announced that we agreed to sell Williams Olefins, L.L.C., a wholly owned subsidiary which owns an interest in the Geismar, Louisiana, olefins plant (Geismar Interest) for $2.1 billion in cash, subject to customary closing conditions and regulatory approvals. Upon closing of the sale, we will enter into a long-term supply and transportation agreement with the purchaser to provide feedstock to the plant via our Bayou Ethane pipeline system. We expect that the sale will close during the summer of 2017.

Notes (Continued)

The assets and liabilities of the Geismar olefins plant are presented as held for sale as of March 31, 2017. The following table presents the carrying amounts of the major classes of assets and liabilities included as part of the Geismar disposal group, which are presented within Assets held for sale and Liabilities held for sale in the Consolidated Balance Sheet. Also included in Assets held for sale in the Consolidated Balance Sheet are $24 million of assets held for sale within the West segment unrelated to the Geismar Interest and at December 31, 2016, were previously included in Other current assets and deferred charges.

Carrying Amount
March 31, 2017
(Millions)
Assets:
Current assets	$71
Property, plant, and equipment – net	901
Other noncurrent assets	27
$999
Liabilities:
Current liabilities	$42
Noncurrent liabilities	1
$43
The following table presents the results of operations for the Geismar disposal group.

	Three Months Ended March 31,
	2017	2016
	(Millions)
Income (loss) before income taxes of disposal group	$23	$18
Description of Business
Effective January 1, 2017, we implemented organizational changes, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. Operations previously reported within the Central segment are now generally managed and presented within the West segment. Certain businesses previously within our NGL & Petchem Services segment are now managed and presented within the West, Atlantic-Gulf, and Northeast G&P segments. As a result, beginning with the reporting of first quarter 2017, our operations are organized into the following reportable segments: Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services. Certain other corporate activities are included in Other. Prior period segment disclosures have been recast for these segment changes.
Northeast G&P is comprised of our midstream gathering and processing businesses in the Marcellus Shale region primarily in Pennsylvania, New York, and West Virginia and the Utica Shale region of eastern Ohio, as well as a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) (a consolidated entity), a 62 percent equity-method investment in Utica East Ohio Midstream, LLC (UEOM), a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 58 percent equity-method investment in Caiman Energy II, LLC (Caiman II), and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 66 percent interest in multiple gathering systems in the Marcellus Shale (Appalachia Midstream Investments).
Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transcontinental Gas Pipe Line Company, LLC (Transco), and significant natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One LLC (Gulfstar One) (a consolidated entity), which is a proprietary floating production system, and various petrochemical and feedstock pipelines in the Gulf Coast region, as well as a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C.

Notes (Continued)

(Gulfstream), a 41 percent interest in Constitution Pipeline Company, LLC (Constitution) (a consolidated entity), which is under development, and a 60 percent equity-method investment in Discovery Producer Services LLC (Discovery).
West is comprised of our interstate natural gas pipeline, Northwest Pipeline LLC (Northwest Pipeline), and our gathering, processing, and treating operations in New Mexico, Colorado, and Wyoming, as well as the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware, and Permian basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in Overland Pass Pipeline, LLC (OPPL), as well as our previously owned 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) in the Mid-Continent region (see Note 4 – Investing Activities).
NGL & Petchem Services is comprised of our 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana (see Geismar Olefins Facility Assets Held For Sale), along with a refinery grade propylene splitter in the Gulf region, as well as the previously owned Canadian assets which included an oil sands offgas processing plant located near Fort McMurray, Alberta, and a natural gas liquid (NGL)/olefin fractionation facility at Redwater, Alberta. In September 2016, we completed the sale of our Canadian operations.
Basis of Presentation
Significant risks and uncertainties
We have announced plans to monetize assets that are not core to our strategy. As we pursue these asset monetizations, it is possible that we may incur impairments of certain equity-method investments, property, plant, and equipment, and intangible assets. Such impairments could potentially be caused by indications of fair value implied through the monetization process or, in the case of asset dispositions that are part of a broader asset group, the impact of the loss of future estimated cash flows.
Accounting standards issued but not yet adopted
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 modifies the concept of goodwill impairment to represent the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under ASU 2017-04, entities will no longer be required to determine the implied fair value of goodwill by assigning the fair value of a reporting unit to its individual assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is effective for goodwill impairment testing for interim and annual periods beginning after December 15, 2019, and requires a prospective transition. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017, and we plan to adopt this standard in 2017. Our West reportable segment has $47 million of goodwill included in Intangible assets - net of accumulated amortization in the Consolidated Balance Sheet.
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
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The new standard requires varying transition methods for the different categories of amendments. We are evaluating the impact

Notes (Continued)

of the new standard on our consolidated financial statements. Although we do not expect this new standard to have a significant impact, it will impact our trade receivables as the related allowance for credit losses will be recognized earlier under the expected loss model.
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are reviewing contracts to identify leases, particularly reviewing the applicability of this new standard to contracts involving easements/rights-of-way.
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
We continue to evaluate the impact the standard may have on our financial statements. For each revenue contract type, we are conducting a formal contract review process to evaluate the impact, if any, that the new revenue standard may have. We have substantially completed that process, but continue to evaluate our accounting for noncash consideration, which exists in contracts where we receive commodities as full or partial consideration and contracts with a significant financing component, which may exist in situations where the timing of the consideration we received varies significantly from the timing of when we provide the service. As such, we are unable to determine the potential impact upon the amount and timing of revenue recognition and related disclosures. Additionally, we have identified possible financial system and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition upon the adoption of ASC 606 as of January 1, 2018.
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
Note 2 – Variable Interest Entities
As of March 31, 2017, we consolidate the following variable interest entities (VIEs):
Gulfstar One
We own a 51 percent interest in Gulfstar One, a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. Gulfstar One includes a proprietary floating-production system, Gulfstar FPS, and associated pipelines which provide production handling and gathering services in the eastern deepwater Gulf of Mexico. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Gulfstar One’s economic performance.

Notes (Continued)

Constitution
We own a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its long-term firm transportation contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Constitution’s economic performance. We, as construction manager for Constitution, are responsible for constructing the proposed pipeline connecting our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. The total remaining cost of the project is estimated to be approximately $691 million, which we expect will be funded with capital contributions from us and the other equity partners on a proportional basis.
In December 2014, Constitution received approval from the Federal Energy Regulatory Commission (FERC) to construct and operate its proposed pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC's denial of the water quality certification. The oral argument before the Second Circuit Court of Appeals regarding the NYSDEC’s denial of Constitution’s application for water quality certification under Section 401 of the Clean Water Act was held on November 16, 2016. We anticipate a decision from the Second Circuit Court of Appeals as early as the second quarter of 2017. In light of the NYSDEC's denial of the water quality certification and the actions taken to challenge the decision, the project in-service date is targeted as early as the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded. An unfavorable resolution could result in the impairment of a significant portion of the capitalized project costs, which total $381 million on a consolidated basis at March 31, 2017, and are included within Property, plant, and equipment, at cost in the Consolidated Balance Sheet. Beginning in April 2016, we discontinued capitalization of development costs related to this project. It is also possible that we could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.
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

Notes (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of our consolidated VIEs:

	March 31, 2017	December 31, 2016	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$101	$82	Cash and cash equivalents
Accounts receivable	73	91	Trade accounts and other receivables
Prepaid assets	2	3	Other current assets and deferred charges
Property, plant, and equipment - net	2,990	3,024	Property, plant, and equipment - net
Intangible assets – net	1,419	1,431	Intangible assets – net of accumulated amortization
Accounts payable	(31)	(44)	Accounts payable – trade
Accrued liabilities	(3)	(3)	Other accrued liabilities
Current deferred revenue	(63)	(63)	Other accrued liabilities
Noncurrent asset retirement obligations	(101)	(99)	Asset retirement obligations
Noncurrent deferred revenue associated with customer advance payments	(320)	(324)	Regulatory liabilities, deferred income, and other

Note 3 – Allocation of Net Income (Loss) and Distributions
The allocation of net income (loss) among our general partner, limited partners, and noncontrolling interests within Equity is as follows:

	Three Months Ended March 31,
	2017	2016
	(Millions)
Net income (loss) allocated to common limited partners’ equity (1)	$623	$43
Net income (loss) allocated to Class B limited partners’ equity	11	1
Net income (loss) allocated to general partner’s equity (1) (2)	—	6
Net income (loss) allocated to noncontrolling interests	26	29
Net income (loss)	$660	$79

(1)
Net income (loss) allocated to equity accounts above considers distributions paid to partners during the current reporting period, while Net income (loss) allocated within the Consolidated Statement of Comprehensive Income (Loss) considers distributions declared for the current reporting period, but paid in the subsequent period. The 2016 differences between Net income (loss) allocated to equity accounts and Net income (loss) allocated within the Consolidated Statement of Comprehensive Income (Loss) are primarily due to the timing of the waiver of IDRs associated with the Termination Agreement. (See Note 1 – General, Description of Business, and Basis of Presentation.)

(2)
As part of the first quarter 2017 Financial Repositioning (see Note 1 – General, Description of Business, and Basis of Presentation), our general partner interest in us was converted to a non-economic interest and therefore no longer receives an allocation of net income.

Common Units
The Board of Directors of our general partner declared a cash distribution of $0.60 per common unit on April 24, 2017, to be paid on May 12, 2017, to unitholders of record at the close of business on May 5, 2017.

Notes (Continued)

Class B Units
The Class B units are not entitled to cash distributions. Instead, prior to conversion into common units, the Class B units receive quarterly distributions of additional paid-in-kind Class B units. Effective February 10, 2015, each Class B unit became convertible at the election of either us or the holders of such Class B unit into a common unit on a one-for-one basis. The Board of Directors of our general partner has authorized the issuance of 251,859 Class B units associated with the first-quarter distribution, to be issued on May 12, 2017.
Note 4 – Investing Activities
Acquisition of Additional Interests in Appalachia Midstream Investments
During the first quarter of 2017, we exchanged all of our 50 percent interest in DBJV for an increased interest in two natural gas gathering systems that are part of the Appalachia Midstream Investments and $155 million in cash. This transaction was recorded based on our estimate of the fair value of the interests received as we have more insight to this value as we operate the underlying assets. Following this exchange, we have an approximate average 66 percent interest in the Appalachia Midstream Investments. We continue to account for this investment under the equity-method due to the significant participatory rights of our partners such that we do not exercise control. We also sold all of our interest in Ranch Westex JV LLC for $45 million. These transactions resulted in a total gain of $269 million reflected in Other investing income (loss) – net in the Consolidated Statement of Comprehensive Income (Loss).
The fair value of the increased interests in the Appalachia Midstream Investments received as consideration was estimated to be $1.1 billion using an income approach based on expected cash flows and an appropriate discount rate (a Level 3 measurement within the fair value hierarchy). The determination of estimated future cash flows involved significant assumptions regarding gathering volumes, rates, and related capital spending. A 9.5 percent discount rate was utilized and reflected our estimate of the cost of capital as impacted by market conditions and risks associated with the underlying business.
Impairments
The three months ended March 31, 2016, includes other-than-temporary impairment charges of $59 million and $50 million related to certain equity-method investments in DBJV and Laurel Mountain, respectively (see Note 8 – Fair Value Measurements and Guarantees).
Note 5 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Comprehensive Income (Loss):

	Three Months Ended March 31,
	2017	2016
	(Millions)
West
Gains on contract settlements and terminations	$(13)	$—
NGL & Petchem Services
Net foreign currency exchange (gains) losses (1)	—	11

(1)	Primarily relates to gains and losses incurred on foreign currency transactions and the remeasurement of U.S. dollar denominated current assets and liabilities within our former Canadian operations.

Notes (Continued)

Additional Items
Certain additional items included in the Consolidated Statement of Comprehensive Income (Loss) are as follows:

•
Service revenues were reduced by $15 million for the three months ended March 31, 2016, related to potential refunds associated with a ruling received in certain rate case litigation within the Atlantic-Gulf segment.

•
Selling, general, and administrative expenses and Operating and maintenance expenses include $9 million in severance and other related costs for the three months ended March 31, 2017. The three months ended March 31, 2016 includes $25 million in severance and other related costs associated with an approximate 10 percent reduction in workforce in the first quarter of 2016. The amounts by segment are as follows:

	Three Months Ended March 31,
	2017	2016
	(Millions)
Northeast G&P	$—	$3
Atlantic-Gulf	—	8
West	—	10
NGL & Petchem Services	—	4
Other	9	—

•
Other income (expense) – net below Operating income (loss) includes $18 million and $17 million for the three months ended March 31, 2017 and 2016, respectively, for allowance for equity funds used during construction within the Atlantic-Gulf segment.

•
Other income (expense) – net below Operating income (loss) includes a net gain of $30 million associated with the February 2017, early retirement of $750 million of 6.125 percent senior unsecured notes that were due in 2022. (See Note 6 – Debt and Banking Arrangements.) The net gain within the Other segment reflects $53 million of unamortized premium, partially offset by $23 million in premiums paid.

Note 6 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On April 3, 2017, Northwest Pipeline issued $250 million of 4.0 percent senior unsecured notes due 2027 to investors in a private debt placement. Northwest Pipeline used the net proceeds to retire $185 million of 5.95 percent senior unsecured notes that matured on April 15, 2017, which are classified as long-term in the accompanying Consolidated Balance Sheet due to Northwest Pipeline’s intent and ability to refinance, and for general corporate purposes. As part of the new issuance, Northwest Pipeline entered into a registration rights agreement with the initial purchasers of the unsecured notes. Northwest Pipeline is obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. Northwest Pipeline is required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If Northwest Pipeline fails to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of a registration default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such registration defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.

Notes (Continued)

On February 23, 2017, utilizing proceeds received from the Financial Repositioning (see Note 1 – General, Description of Business, and Basis of Presentation), we early retired $750 million of 6.125 percent senior unsecured notes that were due in 2022.
We retired $600 million of 7.25 percent senior unsecured notes that matured on February 1, 2017.
Commercial Paper Program
As of March 31, 2017, no Commercial paper was outstanding under our $3 billion commercial paper program.
Credit Facilities

	March 31, 2017
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$3,500	$—
Letters of credit under certain bilateral bank agreements		1

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Note 7 – Partners’ Capital
Financial Repositioning

See Note 1 – General, Description of Business, and Basis of Presentation for information regarding units that were issued during the first quarter of 2017 related to the Financial Repositioning.
Distribution Reinvestment Program

The February 2017 distribution resulted in 395,395 common units issued to the public at a discounted average price of $39.76 per unit associated with the reinvested distributions of $16 million.

Notes (Continued)

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2017:
Measured on a recurring basis:
ARO Trust investments	$112	$112	$112	$—	$—
Energy derivatives assets designated as hedging instruments	5	5	5	—	—
Energy derivatives assets not designated as hedging instruments	2	2	1	—	1
Energy derivatives liabilities not designated as hedging instruments	(4)	(4)	—	—	(4)
Additional disclosures:
Other receivables	5	5	5	—	—
Long-term debt	(17,065)	(17,944)	—	(17,944)	—

Assets (liabilities) at December 31, 2016:
Measured on a recurring basis:
ARO Trust investments	$96	$96	$96	$—	$—
Energy derivatives assets designated as hedging instruments	2	2	—	2	—
Energy derivatives assets not designated as hedging instruments	1	1	—	—	1
Energy derivatives liabilities not designated as hedging instruments	(6)	(6)	—	—	(6)
Additional disclosures:
Other receivables	15	15	15	—	—
Long-term debt, including current portion	(18,470)	(18,907)	—	(18,907)	—

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2017 or 2016.
Additional fair value disclosures
Other receivables: Other receivables consist of margin deposits, which are reported in Other current assets and deferred charges in the Consolidated Balance Sheet. The disclosed fair value of our margin deposits is considered to approximate the carrying value generally due to the short-term nature of these items.
Long-term debt: The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments.
Nonrecurring fair value measurements
The following table presents impairments of investments associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy.

					Impairments
					Three Months Ended March 31,
	Classification	Segment	Date of Measurement	Fair Value	2017	2016
				(Millions)
Equity-method investments (1)	Investments	West and Northeast G&P	March 31, 2016	$1,294	$—	$109
Other equity-method investment	Investments	West	March 31, 2016	—	—	3
Impairment of equity-method investments					$—	$112
_________________

(1)
Relates to West’s equity-method investment in DBJV and Northeast G&P’s equity-method investment in Laurel Mountain. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter 2016 analysis reflected higher discount rates for both of these investments, along with lower natural gas prices for Laurel Mountain. We estimated the fair value of these investments using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital spending. Discount rates utilized ranged from 13.0 percent to 13.3 percent and reflected increases in our estimated cost of capital, revised estimates of expected future cash flows, and risks associated with the underlying businesses.

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

Notes (Continued)

Note 9 – Contingent Liabilities
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of March 31, 2017, we have accrued liabilities totaling $17 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered, and the final cleanup standards mandated by the EPA and other governmental authorities.
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
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At March 31, 2017, we have accrued liabilities of $9 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2017, we have accrued liabilities totaling $8 million for these costs.
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

Notes (Continued)

Multiple lawsuits, including class actions for alleged offsite impacts, property damage, customer claims, and personal injury, have been filed against us. The first two trials, for nine plaintiffs claiming personal injury, were held in Louisiana state court in Iberville Parish, Louisiana in September and November 2016. The juries returned adverse verdicts against Williams, our subsidiary Williams Olefins, LLC, and other defendants. To date, we have settled those cases as well as settled or agreed in principle to settle numerous other personal injury claims, and such aggregate amount greater than our $2 million retention (deductible) value has been or will be recovered from our insurers. We believe these settlements to date substantially resolve any material exposure to such claims arising from the Geismar Incident. We believe that any additional losses arising from our alleged liability will be immaterial to our expected future annual results of operations, liquidity, and financial position and will be substantially covered by our general liability insurance policy, which has an aggregate limit of $610 million applicable to this event.
Royalty Matters
Certain of our customers, including one major customer, have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases in Pennsylvania based on allegations that we improperly participated with that major customer in causing the alleged royalty underpayments. We believe that the claims asserted are subject to indemnity obligations owed to us by that major customer. Due to the preliminary status of the cases, we are unable to estimate a range of potential loss at this time.
Unitholder Litigation
On March 7, 2016, a purported unitholder of us filed a putative class action on behalf of certain purchasers of our units in U.S. District Court in Oklahoma. The action names as defendants, us, Williams, Williams Partners GP LLC, Alan S. Armstrong, and Donald R. Chappel and alleges violations of certain federal securities laws for failure to disclose Energy Transfer Equity, L.P.’s intention to pursue a purchase of Williams conditioned on Williams not closing the WPZ Public Unit Exchange when announcing the WPZ Public Unit Exchange. The complaint seeks, among other things, damages and an award of costs and attorneys’ fees. The plaintiff filed an amended complaint on August 31, 2016. On October 17, 2016, we requested the court dismiss the action, and on March 8, 2017, the court dismissed the complaint with prejudice. On April 7, 2017, the plaintiff filed a notice of appeal. We cannot reasonably estimate a range of potential loss at this time.
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
Note 10 – Segment Disclosures
Our reportable segments are Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services. (See Note 1 – General, Description of Business, and Basis of Presentation.) Certain other corporate activities are included in Other.
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
	(Millions)
Three Months Ended March 31, 2017
Segment revenues:
Service revenues
External	$208	$527	$518	$3	$—	$1,256
Internal	9	9	—	—	(18)	—
Total service revenues	217	536	518	3	(18)	1,256
Product sales
External	60	69	405	193	—	727
Internal	8	65	51	6	(130)	—
Total product sales	68	134	456	199	(130)	727
Total revenues	$285	$670	$974	$202	$(148)	$1,983

Three Months Ended March 31, 2016
Segment revenues:
Service revenues
External	$216	$471	$531	$8	$—	$1,226
Internal	3	7	—	—	(10)	—
Total service revenues	219	478	531	8	(10)	1,226
Product sales
External	18	36	211	163	—	428
Internal	5	33	31	5	(74)	—
Total product sales	23	69	242	168	(74)	428
Total revenues	$242	$547	$773	$176	$(84)	$1,654
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Comprehensive Income (Loss).

	Three Months Ended March 31,
	2017	2016
	(Millions)
Modified EBITDA by segment:
Northeast G&P	226	220
Atlantic-Gulf	450	382
West	385	327
NGL & Petchem Services	51	26
Other	20	—
	1,132	955
Accretion expense associated with asset retirement obligations for nonregulated operations	(6)	(7)
Depreciation and amortization expenses	(433)	(435)
Equity earnings (losses)	107	97
Impairment of equity-method investments	—	(112)
Other investing income (loss) – net	271	—
Proportional Modified EBITDA of equity-method investments	(194)	(189)
Interest expense	(214)	(229)
(Provision) benefit for income taxes	(3)	(1)
Net income (loss)	$660	$79

Notes (Continued)

The following table reflects Total assets by reportable segment.

	Total Assets
	March 31, 2017	December 31, 2016
	(Millions)
Northeast G&P	14,531	13,436
Atlantic-Gulf	14,402	14,176
West	17,171	18,479
NGL & Petchem Services	1,196	1,112
Other	243	161
Eliminations (1)	(605)	(1,099)
Total	$46,938	$46,265

(1)	Eliminations primarily relate to the intercompany accounts and notes receivable generated by our cash management program.

Item 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
General
We are an energy infrastructure master limited partnership focused on connecting North America’s significant hydrocarbon resource plays to growing markets for natural gas and NGLs through our gas pipeline and midstream businesses. WPZ GP LLC, a Delaware limited liability company wholly owned by Williams, is our general partner.
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
Effective January 1, 2017, we implemented organizational changes, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. Operations previously reported within the Central segment are now generally managed and presented within the West segment. Certain businesses previously within our NGL & Petchem Services segment are now managed and presented within the West, Atlantic-Gulf, and Northeast G&P segments. Certain other corporate activities are included in Other. Prior period segment disclosures have been recast for these segment changes. As a result, beginning with the reporting of first-quarter 2017, our reportable segments are Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services, which are comprised of the following businesses:

•
Northeast G&P is comprised of our midstream gathering and processing businesses in the Marcellus Shale region primarily in Pennsylvania, New York, and West Virginia and the Utica Shale region of eastern Ohio, as well as a 66 percent interest in Cardinal (a consolidated entity), a 62 percent equity-method investment in UEOM, a 69 percent equity-method investment in Laurel Mountain, a 58 percent equity-method investment in Caiman II, and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).

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

•
West is comprised of our interstate natural gas pipeline, Northwest Pipeline, and our gathering, processing and treating operations in New Mexico, Colorado, and Wyoming, as well as the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware, and Permian basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent

Management’s Discussion and Analysis (Continued)

interest in an NGL fractionator near Conway, Kansas and a 50 percent equity-method investment in OPPL, as well as our previously owned 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) in the Mid-Continent region (see Note 4 – Investing Activities of Notes to Consolidated Financial Statements).

•
NGL & Petchem Services is comprised of our 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana, which as of March 31, 2017, the Geismar operations are considered held for sale (see Geismar olefins facility monetization below) along with a refinery grade propylene splitter in the Gulf region, as well as the previously owned Canadian assets which included an oil sands offgas processing plant near Fort McMurray, Alberta, and a NGL/olefin fractionation facility at Redwater, Alberta. In September 2016, these Canadian operations were sold.

Financial Repositioning
In January 2017, we announced agreements with Williams, wherein Williams permanently waived the general partner’s IDRs and converted its 2 percent general partner interest in us to a non-economic interest in exchange for 289 million newly issued common units. Pursuant to this agreement, Williams also purchased approximately 277 thousand common units for $10 million. Additionally, Williams purchased approximately 59 million common units at a price of $36.08586 per unit in a private placement transaction. According to the terms of this agreement, following our quarterly distribution in February 2017, Williams paid additional consideration of approximately $50 million to us for these units. Following these transactions and as of March 31, 2017, Williams owns a 74 percent limited partner interest in us.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our Annual Report on Form 10-K dated February 22, 2017.
Distributions
On April 24, 2017, our general partner’s Board of Directors approved a quarterly distribution to unitholders of $0.60 per common unit on May 12, 2017, on our outstanding common units to unitholders of record at the close of business on May 5, 2017.
Overview of Three Months Ended March 31, 2017
Net income (loss) attributable to controlling interests for the three months ended March 31, 2017, increased $584 million compared to the three months ended March 31, 2016, reflecting a $141 million improvement in operating income, a gain of $269 million associated with the disposition of certain equity-method investments and the absence of $112 million of impairments of equity-method investments incurred in 2016.
West
Acquisition of additional interests in Appalachia Midstream Investments
During the first quarter of 2017, we exchanged all of our 50 percent interest in DBJV for an increased interest in two natural gas gathering systems that are part of the Appalachia Midstream Investments and $155 million in cash. Following this exchange, we have an approximate average 66 percent interest in the Appalachia Midstream Investments. We also sold all of our interest in Ranch Westex JV LLC for $45 million. These transactions resulted in a total gain of $269 million reflected in Other investing income (loss) – net in the Consolidated Statement of Comprehensive Income (Loss) within the West segment. (See Note 4 - Investing Activities of Notes to Consolidated Financial Statements.)
NGL & Petchem Services
Geismar olefins facility monetization
On April 17, 2017, we announced that we agreed to sell our Geismar Interest for $2.1 billion in cash, subject to customary closing conditions and regulatory approvals. Upon closing of the sale, we will enter into a long-term supply

Management’s Discussion and Analysis (Continued)

and transportation agreement with the purchaser to provide feedstock to the plant via our Bayou Ethane pipeline system. We expect that the sale will close during the summer of 2017 (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements).
We plan to use the cash proceeds from this sale to pay off our $850 million term loan and to fund a portion of the capital and investment expenditures that are a part of our growth portfolio.
Commodity Prices
NGL per-unit margins were approximately 120 percent higher in the first quarter of 2017 compared to the same period of 2016. The main driver for the three month comparative period increase was a 108 percent increase in per-unit non-ethane prices. The per-unit margin increase also reflects the absence of our former Canadian operations which had lower per-unit NGL margins in the prior year compared to our domestic operations. These favorable impacts were partially offset by an approximate 65 percent increase in per-unit natural gas feedstock prices.
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
The following graph illustrates NGL production and sales volumes, as well as the margin differential between ethane and non-ethane products and the relative mix of those products.

Gathering and Processing Per Unit NGL Margin with Production and Sales Volumes by Quarter
(excludes partially owned plants)
$ per gallon
0.90
0.80
0.70
0.60
0.50
0.40
0.30
0.20
0.10
0.00
Gallons (Millions)
800
700
600
500
400
300
200
100
0
Q2'14
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15
Q4'15
Q1'16
Q2'16
Q3'16
Q4'16
Q1'17
Ethane production for others & change in inventory (millions of gallons)
Non-Ethane production for others & change in inventory (millions of gallons)
Equity Ethane sales (millions of gallons)
Equity Non-Ethane sales (millions of gallons)
Realized ethane margin ($ per gallon)
Realized non-ethane margin ($ per gallon)
Realized NGL margin ($ per gallon)

The potential impact of commodity prices on our business for the remainder of 2017 is further discussed in the following Company Outlook.

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
Our business plan for 2017 includes the previously discussed financial repositioning transactions. We expect to distribute $0.60 per unit, or $2.40 annually, beginning with the next distribution for the quarter ending March 31, 2017. Our business plan also includes the previously discussed asset monetizations, including the $2.1 billion sale of our ownership interest in the Geismar olefins facility expected to close this summer, as well as other select assets that are not core to our strategy. These transactions are expected to improve our cost of capital, remove our need to access the public equity markets for the next several years, enhance our growth, and provide for debt reduction.
Our growth capital and investment expenditures in 2017 are expected to total $2.1 billion to $2.8 billion. Approximately $1.4 billion to $1.9 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining growth capital spending in 2017 primarily reflects investment in gathering and processing systems in the Northeast G&P segment limited primarily to known new producer volumes, including volumes that support Transco expansion projects including our Atlantic Sunrise project. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
As a result of our significant continued capital and investment expenditures on Transco expansions and fee-based gathering and processing projects, as well as the previously discussed sale of our Canadian operations and the pending monetization of the Geismar olefins facility, fee-based businesses are becoming an even more significant component of our portfolio and serve to reduce the influence of commodity price fluctuations on our operating results and cash flows. We expect to benefit as continued growth in demand for low-cost natural gas is driven by increases in LNG exports, industrial demand and power generation. Current forward market prices indicate a slightly more favorable energy commodity price environment in 2017 as compared to 2016, including higher natural gas and NGL prices. However, some of our customers may continue to curtail or delay drilling plans until there is a more sustained recovery in prices, which may negatively impact our gathering volumes. Although there has been some improvement, the credit profiles of certain of our producer customers remain challenged. Unfavorable changes in energy commodity prices or the credit profile of our producer customers may also result in noncash impairments of our assets.
In 2017, our operating results are expected to include increases from our regulated fee-based businesses recently placed in service or expected to be placed in service in 2017, primarily along the Transco system. For our non-regulated businesses, we anticipate increases in fee-based revenue due to expanded capacity in the the Eastern Gulf area and a slight increase in fee-based revenue in the Northeast G&P segment. Partially offsetting these increases are expected declines in fee-based revenue in the West segment. We expect overall gathering and processing volumes to remain steady in 2017 and increase thereafter to meet the growing demand for natural gas and natural gas products. We also anticipate lower general and administrative expenses due to cost reduction initiatives and asset monetizations.
Potential risks and obstacles that could impact the execution of our plan include:

•	Opposition to infrastructure projects, including the risk of delay or denial in permits needed for our projects;
•Unexpected significant increases in capital expenditures or delays in capital project execution;
•Counterparty credit and performance risk, including that of Chesapeake Energy Corporation and its affiliates;
•Inability to execute or delay in completing planned asset monetizations;

Management’s Discussion and Analysis (Continued)

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
Northeast G&P
Gathering System Expansion
We will continue to expand the gathering systems in the Marcellus and Utica Shale regions that are needed to meet our customers’ production plans. The expansion of the gathering infrastructure includes additional compression and gathering pipeline to the existing system.
Atlantic-Gulf
Atlantic Sunrise
In February 2017, we received approval from the FERC to expand Transco’s existing natural gas transmission system along with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in west central Alabama. On April 19, 2017, we filed a request with the FERC for approval of an approximately six mile route variance for the greenfield pipeline, which the FERC is treating as an application to amend our certificate for the project. We expect to place a portion of the mainline project facilities into service during the second half of 2017 and are targeting a full in-service during mid-2018, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,700 Mdth/d.
Constitution Pipeline
In December 2014, we received approval from the FERC to construct and operate the jointly owned Constitution pipeline, which will have an expected capacity of 650 Mdth/d. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC’s denial of the certification and filed an action in federal court seeking a declaration that the State of New York’s authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law. The oral argument before the Second Circuit Court of Appeals regarding the NYSDEC’s denial of Constitution’s application for water quality certification under Section 401 of the Clean Water Act was held on November 16, 2016. We anticipate a decision from the Second Circuit Court of Appeals as early as the second quarter of 2017. (See Note 2 – Variable Interest Entities of Notes to Consolidated Financial Statements.) We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution. The 126-mile Constitution pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York, as well as to a local distribution company serving New York and Pennsylvania. In light of the NYSDEC’s denial of the water quality certification and the actions taken to challenge the decision, the target in-service date has been revised to as early as the second half of 2018, which assumes that the legal challenge process is satisfactorily and promptly concluded.

Management’s Discussion and Analysis (Continued)

Dalton
In August 2016, we obtained approval from the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 210 in New Jersey to markets in northwest Georgia. On April 1, 2017, we began providing firm transportation service through the mainline portion of the project on an interim basis, until the in-service date of the project as a whole. We plan to place the full project into service in the third quarter of 2017 and it is expected to increase capacity by 448 Mdth/d.
Garden State
In April 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 210 in New Jersey to a new interconnection on our Trenton Woodbury Lateral in New Jersey. The project will be constructed in phases and is expected to increase capacity by 180 Mdth/d. We plan to place the initial phase of the project into service during the third quarter of 2017 and the remaining portion in the second quarter of 2018.
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
Hillabee
In February 2016, the FERC issued a certificate order for the initial phases of Transco’s Hillabee Expansion Project. The project involves an expansion of Transco’s existing natural gas transmission system from Station 85 in west central Alabama to a proposed new interconnection with the Sabal Trail project in Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. We plan to place a portion of the initial phase of the project into service in the second quarter of 2017 and the remainder of the initial phase into service in the third quarter of 2017. The in-service date of the second phase of the project is planned for the second quarter of 2020 and together they are expected to increase capacity by 1,025 Mdth/d.
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

Management’s Discussion and Analysis (Continued)

Northeast Supply Enhancement
In March 2017, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point. We plan to place the project into service in late 2019 or during the first half of 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 400 Mdth/d.
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
West
Eagle Ford
We plan to expand our gathering infrastructure in the Eagle Ford region in order to meet our customers’ production plans. The expansion of the gathering infrastructure includes the addition of well connections and gathering pipeline to the existing systems.
Critical Accounting Estimates
Constitution Pipeline Capitalized Project Costs
As of March 31, 2017, Property, plant, and equipment, at cost in our Consolidated Balance Sheet includes approximately $381 million of capitalized project costs for Constitution, for which we are the construction manager and own a 41 percent consolidated interest. In December 2014, Constitution received approval from the FERC to construct and operate its proposed pipeline. However, in April 2016, the NYSDEC denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC's denial of the water quality certification.
As a result of the denial by the NYSDEC, we evaluated the capitalized project costs for impairment as of March 31, 2017, and determined that no impairment was necessary. Our evaluation considered probability-weighted scenarios of undiscounted future net cash flows, including a scenario assuming successful resolution with the NYSDEC and construction of the pipeline, as well as a scenario where the project does not proceed. We continue to monitor the capitalized project costs associated with Constitution for potential impairment.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,
	2017	2016	$ Change*	% Change*
	(Millions)
Revenues:
Service revenues	$1,256	$1,226	+30	+2%
Product sales	727	428	+299	+70%
Total revenues	1,983	1,654
Costs and expenses:
Product costs	579	317	-262	-83%
Operating and maintenance expenses	361	382	+21	+5%
Depreciation and amortization expenses	433	435	+2	—%
Selling, general, and administrative expenses	156	181	+25	+14%
Other (income) expense – net	4	30	+26	+87%
Total costs and expenses	1,533	1,345
Operating income (loss)	450	309
Equity earnings (losses)	107	97	+10	+10%
Impairment of equity-method investments	—	(112)	+112	+100%
Other investing income (loss) – net	271	—	+271	NM
Interest expense	(214)	(229)	+15	+7%
Other income (expense) – net	49	15	+34	NM
Income (loss) before income taxes	663	80
Provision (benefit) for income taxes	3	1	-2	-200%
Net income (loss)	660	79
Less: Net income attributable to noncontrolling interests	26	29	+3	+10%
Net income (loss) attributable to controlling interests	$634	$50

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2017 vs. three months ended March 31, 2016
Service revenues increased primarily due to higher volumes primarily in the eastern Gulf Coast region, including the impact of new volumes at Gulfstar One related to the Gunflint expansion being placed in service in the third quarter of 2016, higher production associated with the absence of producers' 2016 operational issues in the Tubular Bells field, and higher volumes at Devils Tower related to Kodiak field production. Additionally, an increase in Transco’s storage revenues reflects the absence of a reduction for potential refunds associated with a ruling received in certain rate case litigation in 2016. Service revenues also increased due to the recognition of deferred revenue in the Barnett Shale and Mid-Continent regions associated with the restructuring of contracts in the fourth quarter of 2016. These increases were partially offset by lower rates primarily in the Barnett Shale region associated with the previously discussed contract

Management’s Discussion and Analysis (Continued)

restructure as well as lower volumes primarily in the Barnett Shale region driven by natural declines. Other areas in the western region were also impacted by lower volumes related to natural declines and severe winter weather conditions.
Product sales increased due to higher marketing revenues primarily associated with significantly higher NGL prices and slightly higher NGL volumes. Revenues from the sale of our equity NGLs increased primarily due to higher NGL prices, partially offset by lower volumes. Olefins sales increased primarily due to higher propylene prices, partially offset by lower volumes. The decrease in equity NGL and olefin volumes reflect the sale of our former Canadian operations in September 2016.
The increase in Product costs is primarily due to higher marketing purchases primarily associated with an increase in per-unit costs across most products, especially NGLs, and higher volumes across most products. Product costs also reflect a slight increase in costs associated with the production of NGLs and olefins.
Operating and maintenance expenses decreased primarily due to lower labor-related costs resulting from our workforce reductions that occurred late in first-quarter 2016, and ongoing cost containment efforts, as well as the absence of costs associated with our former Canadian operations. These decreases are partially offset by an increase in costs associated with Transco’s expansion projects, including pipeline testing and general maintenance.
Selling, general, and administrative expenses decreased primarily due to lower labor-related costs resulting from our workforce reductions that occurred late in first-quarter 2016, and ongoing cost containment efforts, as well as the absence of costs associated with our former Canadian operations.
The favorable change in Other (income) expense – net within Operating income (loss) includes gains from certain contract settlements and terminations in 2017, the absence of an unfavorable change in foreign currency exchange associated with our former Canadian operations, and insurance proceeds received in 2017 associated with the Geismar Incident, offset by the accrual of additional expenses in 2017 related to the Geismar Incident.
Operating income (loss) changed favorably primarily due to lower costs and expenses associated with ongoing cost containment efforts, including the workforce reductions in first-quarter 2016, the sale of our Canadian operations, improved product margins primarily due to a significant increase in per-unit NGL margins, and higher service revenues.
The decrease in Impairment of equity-method investments reflects the absence of first-quarter 2016 impairment charges associated with our DBJV and Laurel Mountain equity-method investments. (See Note 8 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
Other investing income (loss) - net reflects the gain on disposition of our investments in DBJV and Ranch Westex JV LLC in 2017. (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements.)
Interest expense decreased primarily due to lower Interest incurred primarily attributable to debt retirements and the absence of borrowings on our credit facility in the first quarter of 2017. (See Note 6 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Other income (expense) – net below Operating income (loss) changed favorably primarily due to a $30 million net gain on early debt retirement in 2017, which is included in our Other segment. (See Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements).
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

Management’s Discussion and Analysis (Continued)

Northeast G&P

	Three Months Ended March 31,
	2017	2016
	(Millions)
Service revenues	$217	$219
Product sales	68	23
Segment revenues	285	242

Product costs	(69)	(21)
Other segment costs and expenses	(87)	(99)
Proportional Modified EBITDA of equity-method investments	97	98
Northeast G&P Modified EBITDA	$226	$220
Three months ended March 31, 2017 vs. three months ended March 31, 2016
Modified EBITDA increased slightly primarily due lower Other segment costs and expenses driven by cost containment efforts including a workforce reduction in the first quarter of 2016 and the absence of certain impairments in the first quarter of 2016.
Service revenues decreased primarily due to a $22 million decrease in the Utica gathering system associated with 27 percent lower gathered volumes driven by natural declines, partially offset by a $12 million increase in fee revenues in our Ohio Valley Midstream operations driven by new and increased supplies in the first quarter of 2017 along with producer shut-ins in the first quarter of 2016. The decrease in Service revenues was also partially offset by a $9 million increase in the Susquehanna Supply Hub driven by 9 percent higher gathered volumes.
Product sales increased primarily due to significantly higher non-ethane prices within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Other segment costs and expenses decreased primarily due to lower labor-related costs resulting from our first quarter 2016 workforce reductions and the absence of certain impairments in the first quarter of 2016.
Proportional Modified EBITDA of equity-method investments is slightly unfavorable primarily due to a $10 million decrease in UEOM driven by lower processing volumes from the Utica gathering system, partially offset by increases from other equity-method investments.

Management’s Discussion and Analysis (Continued)

Atlantic-Gulf

	Three Months Ended March 31,
	2017	2016
	(Millions)
Service revenues	$536	$478
Product sales	134	69
Segment revenues	670	547

Product costs	(118)	(64)
Other segment costs and expenses	(174)	(167)
Proportional Modified EBITDA of equity-method investments	72	66
Atlantic-Gulf Modified EBITDA	$450	$382

NGL margin	$14	$5
Three months ended March 31, 2017 vs. three months ended March 31, 2016
Modified EBITDA increased primarily due to higher service revenues and higher NGL margins driven by higher NGL prices, partially offset by higher per-unit natural gas prices.
Service revenues increased primarily due to:

•
A $43 million increase in eastern Gulf Coast region fee revenues primarily related to the impact of new volumes at Gulfstar One related to the Gunflint expansion placed in service in the third quarter of 2016 and higher production from the absence of producers’ 2016 operational issues in the Tubular Bells field, along with higher volumes at Devils Tower related to the Kodiak field;

•	A $15 million increase in Transco’s storage revenue related to the absence of potential refunds associated with a ruling received in certain rate case litigation in 2016;

•
A $4 million increase in Transco’s natural gas transportation fee revenues primarily due to a $13 million increase associated with expansion projects placed in service in 2016, partially offset by lower volume-based transportation services revenues.

Product sales increased primarily due to:

•
A $45 million increase in crude oil and NGL marketing revenues. Crude oil marketing sales increased by $31 million primarily due to 68 percent higher crude oil per barrel sales prices and 54 percent higher volumes, primarily associated with the marketing of higher volumes at Devils Tower. NGL marketing sales increased $14 million primarily due to a 77 percent increase in non-ethane sales prices. These changes in marketing revenues are offset by similar changes in marketing purchases;

•
A $19 million increase in revenues from our equity NGLs primarily due to a $7 million increase related to a 70 percent increase in realized non-ethane prices and a $10 million increase as a result of sales from inventory, which temporarily increased during the latter part of 2016 while we experienced an increase in keep-whole volumes due to disrupted operations of a competitor.

Product costs increased primarily due to:

•	A $44 million increase in marketing purchases (offset in Product sales);

Management’s Discussion and Analysis (Continued)

•	A $10 million increase in natural gas purchases associated with the production of equity NGLs primarily due to a 61 percent increase in per-unit natural gas prices and increased sales from inventory.
Other segment costs and expenses primarily increased due to higher costs associated with Transco’s expansion projects, including pipeline testing and general maintenance. In addition, project development costs at Constitution are higher as we discontinued capitalization of these costs beginning in April 2016.
The increase in Proportional Modified EBITDA of equity-method investments includes a $7 million increase from Discovery primarily due to higher fee revenues attributable to new connections to the Keathley Canyon Connector in the first quarter of 2016 and higher NGL margins due to an increase in NGL prices, partially offset by lower volumes.
West

	Three Months Ended March 31,
	2017	2016
	(Millions)
Service revenues	$518	$531
Product sales	456	242
Segment revenues	974	773

Product costs	(416)	(222)
Other segment costs and expenses	(198)	(249)
Proportional modified EBITDA of equity-method investments	25	25
West Modified EBITDA	$385	$327

NGL margin	$37	$20
Three months ended March 31, 2017 vs. three months ended March 31, 2016
Modified EBITDA increased primarily due to lower segment costs and expense and higher per-unit NGL margins, partially offset by lower gathered volumes as a result of natural declines.
Service revenues decreased primarily due to lower volumes in the Barnett Shale, Niobrara, Eagle Ford Shale, and Four Corners region as a result of natural declines, along with lower gathering rates in the Barnett Shale area primarily due to the fourth quarter 2016 contract restructuring. More extreme weather in 2017 in the Rocky Mountains also impacted volumes. These decreases were partially offset by an increase related to the amortization of deferred revenue associated with the up-front cash payment received in conjunction with the fourth quarter 2016 Barnett Shale contract restructuring.
Product sales increased primarily due to:

•
A $186 million increase in marketing revenues primarily due to a 71 percent increase in average non-ethane per-unit sales prices, a 47 percent increase in ethane prices and a 38 percent increase in natural gas prices (substantially offset by higher Product costs);

•	A $27 million increase in revenues associated with our equity NGLs due to 73 percent higher non-ethane prices.
Product costs increased primarily due to:

•	A $184 million increase in marketing purchases (substantially offset in Product sales);

•	A $10 million increase in natural gas purchases associated with the production equity NGLs primarily due to a 56 percent increase in per-unit natural gas prices.

Management’s Discussion and Analysis (Continued)

Other segment costs and expenses decreased primarily due to our first quarter 2016 workforce reductions, gains from contract settlements and terminations, and ongoing cost containment efforts.
NGL & Petchem Services

	Three Months Ended March 31,
	2017	2016
	(Millions)
Service revenues	$3	$8
Product sales	199	168
Segment revenues	202	176

Product costs	(124)	(93)
Other segment costs and expenses	(27)	(57)
NGL & Petchem Services Modified EBITDA	$51	$26

Olefins margin	$71	$70
NGL margin	—	5
Three months ended March 31, 2017 vs. three months ended March 31, 2016
Modified EBITDA increased primarily due to the absence of an $11 million first-quarter 2016 Modified EBITDA associated with our former Canadian operations that we sold in September 2016, as well as higher margins associated with our other olefin operations and higher marketing margins.
Service revenues declined due to the sale of our former Canadian operations.
Product sales increased primarily due to:

•	A $38 million increase in marketing revenues primarily due to higher olefin prices and volumes (partially offset by higher Product costs);

•
An $11 million increase in olefin sales primarily due to a $25 million increase at our other olefin operations that includes a $22 million increase associated with higher propylene prices, partially offset by a $10 million decrease due to the sale of our former Canadian operations, and a $4 million decrease from our Geismar plant. The decrease from our Geismar plant includes a $36 million decrease in sales volumes, partially offset by a $32 million increase in sales prices, primarily due to 46 percent higher per-unit ethylene prices. The lower volumes were driven by plant downtime in first-quarter 2017 associated with an electrical outage and miscellaneous equipment issues;

•	A $17 million decrease in NGL production revenues due to the sale of our former Canadian operations.
Product costs increased primarily due to:

•	A $34 million increase in marketing product costs primarily due to higher olefin feedstock prices and volumes (more than offset by higher Product sales);

•
A $10 million increase in olefin feedstock purchases primarily due to higher propylene feedstock costs at our other olefin operations, partially offset by $5 million in lower feedstock costs at Geismar due to lower volumes, and a $4 million reduction as a result of the sale of our former Canadian operations.

•	A $12 million decrease in NGL product costs due to the sale of our former Canadian operations.

Management’s Discussion and Analysis (Continued)

The decrease in Other segment costs and expenses includes the absence of $27 million in operating and other expenses associated with our former Canadian operations, as well as the receipt of $9 million of insurance proceeds related to the Geismar Incident, offset by a $9 million accrual for additional expenses related to the Geismar Incident.

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
We expect to use the cash proceeds from the $2.1 billion sale of our Geismar Interest to pay off our $850 million term loan and to fund a portion of the capital and investment expenditures that are a part of our growth portfolio.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2017. Our internal and external sources of consolidated liquidity to fund working capital requirements, capital and investment expenditures, distributions to unitholders, and debt service payments include:

•	Cash and cash equivalents on hand;

•	Cash generated from operations;

•	Distributions from our equity-method investees based on our level of ownership;

•
Cash proceeds from the January 2017 and February 2017 purchase of common units by Williams (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements);

•	Use of our credit facility and/or commercial paper program;

•	Proceeds from planned asset monetizations;

•
Proceeds from the previously described exchange of our equity-method investment in certain non-operated assets in the Delaware basin for cash and additional equity-method investment in two Marcellus Shale gathering systems.

We anticipate our more significant uses of cash to be:

•	Working capital requirements;

•	Maintenance and expansion capital and investment expenditures;

Management’s Discussion and Analysis (Continued)

•	Interest on our long-term debt;

•	Repayment of current debt maturities and additional reductions in debt with funds received from the planned asset monetizations;

•	Quarterly distributions to our unitholders.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of March 31, 2017, we had a working capital surplus (current assets in excess of current liabilities) of $940 million. Our available liquidity is as follows:

Available Liquidity	March 31, 2017
(Millions)
Cash and cash equivalents	$625
Capacity available under our $3.5 billion credit facility, less amounts outstanding under our $3 billion commercial paper program (1)	3,500
$4,125

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. As of March 31, 2017, no Commercial paper was outstanding under our commercial paper program. Through March 31, 2017, the highest amount outstanding under our commercial paper program and credit facility during 2017 was $178 million. At March 31, 2017, we were in compliance with the financial covenants associated with this credit facility. Borrowing capacity available under our $3.5 billion credit facility as of May 2, 2017, was $3.5 billion.

Registrations
In September 2016, we filed a registration statement for our distribution reinvestment program. (See Note 7 – Partners’ Capital of Notes to Consolidated Financial Statements.)
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
Credit Ratings
Our ability to borrow money is impacted by our credit ratings. Our current ratings are as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating
S&P Global Ratings	Stable	BBB	BBB
Moody’s Investors Service	Stable	Baa3	N/A
Fitch Ratings	Rating Watch Positive	BBB-	N/A

Management’s Discussion and Analysis (Continued)

During March 2017, S&P Global Ratings upgraded the rating for WPZ, and in April 2017, Fitch Ratings changed the Outlook for WPZ to Rating Watch Positive. No assurance can be given that the credit rating agencies will continue to assign us investment-grade ratings even if we meet or exceed their current criteria for investment-grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to provide additional collateral to third parties, negatively impacting our available liquidity. As of March 31, 2017, we estimate that a downgrade to a rating below investment-grade could require us to provide up to $403 million in additional collateral of either cash or letters of credit with third parties under existing contracts.
Cash Distributions to Unitholders
The Board of Directors of our general partner declared a cash distribution of $0.60 per common unit on April 24, 2017, to be paid on May 12, 2017, to unitholders of record at the close of business on May 5, 2017.
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Three Months Ended March 31,
	Category	2017	2016
		(Millions)
Sources of cash and cash equivalents:
Operating activities - net	Operating	$731	$924
Proceeds from sales of common units (see Note 1)	Financing	2,178	—
Proceeds from dispositions of equity-method investments	Investing	200	—
Distributions from unconsolidated affiliates in excess of cumulative earnings	Investing	121	109
Contributions from noncontrolling interests	Financing	4	16
Proceeds from long-term debt	Financing	—	998
Proceeds from credit-facility borrowings	Financing	—	840

Uses of cash and cash equivalents:
Payments of long-term debt (see Note 6)	Financing	(1,350)	—
Distributions paid (1)	Financing	(796)	(516)
Capital expenditures	Investing	(509)	(463)
Payments of commercial paper - net	Financing	(93)	(365)
Purchases of and contributions to equity-method investments	Investing	(52)	(63)
Dividends and distributions to noncontrolling interests	Financing	(43)	(19)
Payments on credit-facility borrowings	Financing	—	(1,525)

Other sources / (uses) - net	Financing and Investing	89	93
Increase (decrease) in cash and cash equivalents		$480	$29
____________

(1)	Includes $597 million and $304 million to Williams in 2017 and 2016, respectively.
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Net (gain) loss on disposition of equity-method investments, and Impairment of equity-method investments. Our Net cash provided (used) by operating activities for the three months ended March 31, 2017, decreased from the same period in 2016 primarily due to the absence in 2017

Management’s Discussion and Analysis (Continued)

of a Hillabee cash receipt (see Company Outlook) and certain minimum volume commitment receipts due to contract restructurings, partially offset by higher operating income in 2017.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 2 – Variable Interest Entities, Note 6 – Debt and Banking Arrangements, Note 8 – Fair Value Measurements and Guarantees, and Note 9 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees and commitments or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2017.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
On February 21, 2017, we received notice from the Environmental Enforcement Section of the United States Department of Justice regarding certain alleged violations of the Clean Air Act at our Moundsville facility as set forth in a Notice of Noncompliance issued by the EPA on January 14, 2016. The notice includes an offer to avoid further legal action on the alleged violations by paying $2 million. We are currently evaluating the communication and our response.
Other
The additional information called for by this item is provided in Note 9 – Contingent Liabilities of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 6. Exhibits

Exhibit No.		Description

2.1§	—
Agreement and Plan of Merger dated as of May 12, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC (filed on May 13, 2015 as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

2.2§	—
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

3.14	—
Composite Agreement of Limited Partnership of Williams Partners L.P. (filed on February 22, 2017 as Exhibit 3.14 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-34831) and incorporated herein by reference).

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
Certificate of Amendment of Certificate of Formation of Access Midstream Partners GP, L.L.C. (filed on February 3, 2015 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8‑K (File No. 001-34831) and incorporated herein by reference).

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

10.2	—
Common Unit Issuance Agreement, dated January 9, 2017 (filed on January 10, 2017 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

10.3	—
Common Unit Purchase Agreement, dated January 9, 2017 (filed on January 10, 2017 as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

12*	—	Computation of Ratio of Earnings to Fixed Charges.
31.1*	—
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description

31.2*	—
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.

§	Pursuant to Item 601(b)(2) of Regulation S-K., the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS PARTNERS L.P.
(Registrant)
By: WPZ GP LLC, its general partner

/s/ Ted T. Timmermans
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
May 4, 2017

EXHIBIT INDEX

Exhibit No.		Description

2.1§	—
Agreement and Plan of Merger dated as of May 12, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC (filed on May 13, 2015 as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

2.2§	—
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

3.14	—
Composite Agreement of Limited Partnership of Williams Partners L.P. (filed on February 22, 2017 as Exhibit 3.14 to Williams Partners L.P.’s annual report on Form 10-K (File No. 001-34831) and incorporated herein by reference).

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
Certificate of Amendment of Certificate of Formation of Access Midstream Partners GP, L.L.C. (filed on February 3, 2015 as Exhibit 3.2 to Williams Partners L.P.’s current report on Form 8‑K (File No. 001-34831) and incorporated herein by reference).

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

10.2	—
Common Unit Issuance Agreement, dated January 9, 2017 (filed on January 10, 2017 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

10.3	—
Common Unit Purchase Agreement, dated January 9, 2017 (filed on January 10, 2017 as Exhibit 10.2 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

12*	—	Computation of Ratio of Earnings to Fixed Charges.
31.1*	—
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description

31.2*	—
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.

§	Pursuant to Item 601(b)(2) of Regulation S-K., the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.