Form 10-Q
period 2017-06-30
WILLIAMS PARTNERS L.P.
filed 2017-08-03
CIK 1483096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had 955,810,689 common units and 17,317,675 Class B units outstanding as of July 31, 2017.

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in-service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Levels of cash distributions with respect to limited partner interests;

•	Our and our affiliates’ future credit ratings;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Expected in-service dates for capital projects;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business components;

•	Natural gas and natural gas liquids prices, supply, and demand;

•	Demand for our services.

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Whether we will produce sufficient cash flows to provide expected levels of cash distributions;

•	Whether we elect to pay expected levels of cash distributions;

•	Whether we will be able to effectively execute our financing plan;

•	Whether Williams will be able to effectively manage the transition in its board of directors and management as well as successfully execute its business restructuring;

•	Availability of supplies, including lower than anticipated volumes from third parties served by our business, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate, and timely execute our capital projects and other investment opportunities in accordance with our forecasted capital expenditures budget;

•	Our ability to successfully expand our facilities and operations;

•	Development and rate of adoption of alternative energy sources;

•	The impact of operational and developmental hazards, unforeseen interruptions, and the availability of adequate insurance coverage;

•
The impact of existing and future laws, regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain permits and achieve favorable rate proceeding outcomes;

•	Our costs for defined benefit pension plans and other postretirement benefit plans sponsored by our affiliates;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers and counterparties;

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

Limited partner units are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider our risk factors in addition to the other information in this report. If any of the risks to which we are exposed were actually to occur, our business, results of operations, and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline, and unitholders could lose all or part of their investment.

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
Gulfstar One: Gulfstar One LLC
Jackalope: Jackalope Gas Gathering Services, L.L.C.
Northwest Pipeline: Northwest Pipeline, LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of June 30, 2017, we account for as an equity-method investment, including principally the following:
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

PART I – FINANCIAL INFORMATION

Williams Partners L.P.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions, except per-unit amounts)
Revenues:
Service revenues	$1,277	$1,210	$2,533	$2,436
Product sales	642	530	1,369	958
Total revenues	1,919	1,740	3,902	3,394
Costs and expenses:
Product costs	537	403	1,116	720
Operating and maintenance expenses	384	386	745	768
Depreciation and amortization expenses	423	432	856	867
Selling, general, and administrative expenses	154	139	310	320
Impairment of certain assets	2	396	3	402
Other (income) expense – net	7	24	10	48
Total costs and expenses	1,507	1,780	3,040	3,125
Operating income (loss)	412	(40)	862	269
Equity earnings (losses)	125	101	232	198
Impairment of equity-method investments (Note 10)	—	—	—	(112)
Other investing income (loss) – net (Note 5)	2	1	273	1
Interest incurred	(214)	(239)	(435)	(479)
Interest capitalized	9	8	16	19
Other income (expense) – net	15	12	64	27
Income (loss) before income taxes	349	(157)	1,012	(77)
Provision (benefit) for income taxes	1	(80)	4	(79)
Net income (loss)	348	(77)	1,008	2
Less: Net income (loss) attributable to noncontrolling interests	28	13	54	42
Net income (loss) attributable to controlling interests	$320	$(90)	$954	$(40)
Allocation of net income (loss) for calculation of earnings per common unit:
Net income (loss) attributable to controlling interests	$320	$(90)	$954	$(40)
Allocation of net income (loss) to general partner	—	207	—	409
Allocation of net income (loss) to Class B units	6	(8)	17	(12)
Allocation of net income (loss) to common units	$314	$(289)	$937	$(437)
Basic earnings (loss) per common unit:
Net income (loss) per common unit	$.33	$(.49)	$1.00	$(.74)
Weighted-average number of common units outstanding (thousands)	955,636	588,607	937,889	588,585
Diluted earnings (loss) per common unit:
Net income (loss) per common unit	$.33	$(.49)	$1.00	$(.74)
Weighted-average number of common units outstanding (thousands)	955,986	588,607	938,217	588,585
Cash distributions per common unit	$.60	$.85	$1.20	$1.70

Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments	$—	$—	$4	$—
Reclassifications into earnings of net derivative instruments (gain) loss	(1)	—	(2)	—
Foreign currency translation activities:
Foreign currency translation adjustments	—	5	—	77
Other comprehensive income (loss)	(1)	5	2	77
Comprehensive income (loss)	347	(72)	1,010	79
Less: Comprehensive income attributable to noncontrolling interests	28	13	54	42
Comprehensive income (loss) attributable to controlling interests	$319	$(85)	$956	$37
See accompanying notes.

Williams Partners L.P.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2017	December 31, 2016
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,908	$145
Trade accounts and other receivables (net of allowance of $6 at June 30, 2017 and $6 at December 31, 2016)	688	926
Inventories	150	138
Assets held for sale (Note 3)	1,004	24
Other current assets and deferred charges	191	181
Total current assets	3,941	1,414
Investments	6,675	6,701
Property, plant, and equipment, at cost	38,253	38,247
Accumulated depreciation and amortization	(10,581)	(10,226)
Property, plant, and equipment – net	27,672	28,021
Intangible assets – net of accumulated amortization	9,480	9,662
Regulatory assets, deferred charges, and other	450	467
Total assets	$48,218	$46,265
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$711	$589
Affiliate	130	109
Accrued interest	223	258
Asset retirement obligations	64	61
Liabilities held for sale (Note 3)	36	—
Other accrued liabilities	735	804
Commercial paper	—	93
Long-term debt due within one year	1,951	785
Total current liabilities	3,850	2,699
Long-term debt	16,614	17,685
Asset retirement obligations	824	798
Deferred income tax liabilities	19	20
Regulatory liabilities, deferred income, and other	1,972	1,860
Contingent liabilities (Note 11)
Equity:
Partners’ equity:
Common units (955,793,504 and 607,064,550 units outstanding at June 30, 2017 and December 31, 2016, respectively)	22,445	18,300
Class B units (17,317,675 and 16,690,016 units outstanding at June 30, 2017 and December 31, 2016, respectively)	786	769
General partner	—	2,385
Accumulated other comprehensive income (loss)	1	(1)
Total partners’ equity	23,232	21,453
Noncontrolling interests in consolidated subsidiaries	1,707	1,750
Total equity	24,939	23,203
Total liabilities and equity	$48,218	$46,265

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Changes in Equity
(Unaudited)

	Williams Partners L.P.
	Limited Partners
	Common Units	Class B Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2016	$18,300	$769	$2,385	$(1)	$21,453	$1,750	$23,203
Net income (loss)	937	17	—	—	954	54	1,008
Other comprehensive income (loss)	—	—	—	2	2	—	2
Conversion to noneconomic general partner interest (Note 1)	2,385	—	(2,385)	—	—	—	—
Distributions to The Williams Companies, Inc. - net	(8)	—	—	—	(8)	—	(8)
Sale of common units (Note 9)	2,212	—	—	—	2,212	—	2,212
Distributions to limited partners	(1,385)	—	—	—	(1,385)	—	(1,385)
Contributions from noncontrolling interests	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	(108)	(108)
Other	4	—	—	—	4	1	5
Net increase (decrease) in equity	4,145	17	(2,385)	2	1,779	(43)	1,736
Balance – June 30, 2017	$22,445	$786	$—	$1	$23,232	$1,707	$24,939

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,008	$2
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	856	867
Provision (benefit) for deferred income taxes	(1)	(80)
Net (gain) loss on disposition of equity-method investments	(269)	—
Impairment of equity-method investments	—	112
Impairment of and net (gain) loss on sale of assets and businesses	(6)	405
Amortization of stock-based awards	4	14
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	194	297
Inventories	(30)	—
Other current assets and deferred charges	(14)	(20)
Accounts payable	35	25
Accrued liabilities	(100)	58
Affiliate accounts receivable and payable – net	21	(44)
Other, including changes in noncurrent assets and liabilities	(191)	30
Net cash provided (used) by operating activities	1,507	1,666
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(93)	(304)
Proceeds from long-term debt	1,698	2,938
Payments of long-term debt	(1,535)	(2,201)
Proceeds from sales of common units	2,184	—
Contributions from general partner	—	6
Distributions paid	(1,357)	(1,231)
Distributions to noncontrolling interests	(108)	(45)
Contributions from noncontrolling interests	10	22
Distributions to The Williams Companies, Inc. – net	(8)	—
Payments for debt issuance costs	(13)	(8)
Contribution to Gulfstream for repayment of debt	—	(148)
Other – net	(23)	(1)
Net cash provided (used) by financing activities	755	(972)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,049)	(981)
Dispositions – net	(14)	7
Proceeds from dispositions of equity-method investments	200	—
Purchases of and contributions to equity-method investments	(79)	(122)
Distributions from unconsolidated affiliates in excess of cumulative earnings	258	261
Other – net	185	153
Net cash provided (used) by investing activities	(499)	(682)
Increase (decrease) in cash and cash equivalents	1,763	12
Cash and cash equivalents held for sale	—	(7)
Cash and cash equivalents at beginning of year	145	96
Cash and cash equivalents at end of period	$1,908	$101
_________
(1) Increases to property, plant, and equipment	$(1,155)	$(983)
Changes in related accounts payable and accrued liabilities	106	2
Capital expenditures	$(1,049)	$(981)
See accompanying notes.

Williams Partners L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, in Exhibit 99.1 of our Form 8-K dated May 25, 2017. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
Financial Repositioning
In January 2017, we announced agreements with Williams, wherein Williams permanently waived the general partner’s incentive distribution rights (IDRs) and converted its 2 percent general partner interest in us to a noneconomic interest in exchange for 289 million newly issued common units. Pursuant to this agreement, Williams also purchased approximately 277 thousand common units for $10 million. Additionally, Williams purchased approximately 59 million common units at a price of $36.08586 per unit in a private placement transaction. According to the terms of this agreement, concurrent with our quarterly distributions in February 2017 and May 2017, Williams paid additional consideration totaling $56 million to us for these units. Following these transactions and as of June 30, 2017, Williams owns a 74 percent limited partner interest in us.
Description of Business
Effective January 1, 2017, we implemented organizational changes, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. Operations previously reported within the Central segment are now generally managed and presented within the West segment. Certain businesses previously reported within our NGL & Petchem Services segment are now managed and presented within the West, Atlantic-Gulf, and Northeast G&P segments. As a result, beginning with the reporting of first quarter 2017, our operations are organized into the following reportable segments: Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services. Certain other corporate activities are included in Other. Prior period segment disclosures have been recast for these segment changes.
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

Notes (Continued)

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
West is comprised of our interstate natural gas pipeline, Northwest Pipeline LLC (Northwest Pipeline), and our gathering, processing, and treating operations in New Mexico, Colorado, and Wyoming, as well as the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware, and Permian basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in Overland Pass Pipeline, LLC (OPPL), as well as our previously owned 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) in the Mid-Continent region (see Note 5 – Investing Activities).
NGL & Petchem Services is comprised of previously owned operations, including our 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana, which was sold in July 2017 (see Note 3 – Assets Held for Sale), and our refinery grade propylene splitter in the Gulf region, which we sold in June 2017. This segment also includes our previously owned Canadian assets which included an oil sands offgas processing plant located near Fort McMurray, Alberta, and a natural gas liquid (NGL)/olefin fractionation facility at Redwater, Alberta. In September 2016, these Canadian operations were sold.
Basis of Presentation
Significant risks and uncertainties
We may monetize assets that are not core to our strategy which could result in impairments of certain equity-method investments, property, plant, and equipment, and intangible assets. Such impairments could potentially be caused by indications of fair value implied through the monetization process or, in the case of asset dispositions that are part of a broader asset group, the impact of the loss of future estimated cash flows.
Accounting standards issued and adopted
Effective January 1, 2017, we adopted Accounting Standards Update (ASU) 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). Among other changes, ASU 2016-09 requires entities to classify as a financing activity, on the statement of cash flows, cash paid by an employer to a taxing authority when directly withholding shares from an employee’s award to satisfy the employer’s statutory tax withholding obligation. This guidance must be applied retrospectively and we have adjusted operating and financing activities on the Consolidated Statement of Cash Flows for the periods presented.
Accounting standards issued but not yet adopted
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 modifies the concept of goodwill impairment to represent the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under ASU 2017-04, entities will no longer be required to determine the implied fair value of goodwill by assigning the fair value of a reporting unit to its individual assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is effective for goodwill impairment testing for interim and annual periods beginning after December 15, 2019, and requires a prospective transition. Early adoption is permitted for interim and annual goodwill impairment tests performed after

Notes (Continued)

January 1, 2017, and we plan to adopt ASU 2017-04 in 2017. Our West reportable segment has $47 million of goodwill included in Intangible assets - net of accumulated amortization in the Consolidated Balance Sheet.
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 provides specific guidance on eight cash flow classification issues, including debt prepayment or debt extinguishment costs and distributions received from equity method investees, to reduce diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-15 requires a retrospective transition. We do not expect ASU 2016-15 to have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are in the process of reviewing contracts to identify leases, as well as evaluating the applicability of ASU 2016-02 to contracts involving easements/rights-of-way.
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
We continue to evaluate the impact ASC 606 may have on our financial statements. For each revenue contract type, we conducted a formal contract review process to evaluate the impact, if any, that ASC 606 may have. As a result of that process, we expect our revenues will increase associated with accounting for noncash consideration, which exists primarily in certain of our gas processing contracts where we receive commodities as full or partial consideration for services provided. We also expect the increase in revenues will be offset by a similar increase in costs when the commodities received are subsequently monetized. We continue to evaluate the application of accounting for noncash consideration as it relates to certain other contracts where we receive or retain commodities as part of the service arrangement. We also continue to evaluate contracts with a significant financing component, which may exist in situations where the timing of the consideration we receive varies significantly from the timing of when we provide the service. As such, we are unable to determine the potential impact upon the amount and timing of revenue recognition. We continue to develop and evaluate disclosures required under the new standard, with a particular focus on the scope of contracts subject to disclosure of remaining performance obligations. Additionally, we have identified possible financial system and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition upon the adoption of ASC 606 as of January 1, 2018.

Notes (Continued)

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
Note 2 – Variable Interest Entities
As of June 30, 2017, we consolidate the following variable interest entities (VIEs):
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
In December 2014, Constitution received approval from the Federal Energy Regulatory Commission (FERC) to construct and operate its proposed pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC’s denial of the certification. We also filed an action in federal court seeking a declaration that the State of New York’s authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law, but that lawsuit was dismissed without prejudice as the court determined that Constitution had not yet suffered any injury in fact. The oral argument before the Second Circuit Court of Appeals regarding the NYSDEC’s denial of Constitution’s application for water quality certification under Section 401 of the Clean Water Act was held on November 16, 2016. We anticipate that the Second Circuit Court of Appeals’ decision on our appeal will be issued soon. In light of the NYSDEC’s denial of the water quality certification and the actions taken to challenge the decision, the anticipated target in-service date has been revised to as early as the first half of 2019, which assumes the timely receipt of a Notice to Proceed from the FERC. An unfavorable resolution could result in the impairment of a significant portion of the capitalized project costs, which total $381 million on a consolidated basis at June 30, 2017, and are included within Property, plant, and equipment, at cost in the Consolidated Balance Sheet. Beginning in April 2016, we discontinued capitalization of development costs related to this project. It is also possible that we could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.

Notes (Continued)

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
The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of our consolidated VIEs:

	June 30, 2017	December 31, 2016	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$39	$82	Cash and cash equivalents
Accounts receivable	89	91	Trade accounts and other receivables
Prepaid assets	2	3	Other current assets and deferred charges
Property, plant, and equipment – net	2,957	3,024	Property, plant, and equipment – net
Intangible assets – net	1,411	1,431	Intangible assets – net of accumulated amortization
Accounts payable	(18)	(44)	Accounts payable – trade
Accrued liabilities	(4)	(3)	Other accrued liabilities
Current deferred revenue	(59)	(63)	Other accrued liabilities
Noncurrent asset retirement obligations	(102)	(99)	Asset retirement obligations
Noncurrent deferred revenue associated with customer advance payments	(319)	(324)	Regulatory liabilities, deferred income, and other

Note 3 – Assets Held for Sale
On July 6, 2017, we completed the sale of Williams Olefins, L.L.C., a wholly owned subsidiary which owned our interest in the Geismar, Louisiana, olefins plant (Geismar Interest) for $2.084 billion in cash, subject to a working capital adjustment. Upon closing of the sale, we entered into a long-term supply and transportation agreement with the purchaser to provide feedstock to the plant via our Bayou Ethane pipeline system. As a result of this sale, we expect to record a gain of approximately $1.1 billion in the third quarter of 2017.

The assets and liabilities of the Geismar olefins plant are presented as held for sale within the NGL & Petchem Services segment as of June 30, 2017. The following table presents the carrying amounts of the major classes of assets and liabilities included as part of the Geismar disposal group, which are presented within Assets held for sale and Liabilities held for sale in the Consolidated Balance Sheet. Also included in Assets held for sale in the Consolidated Balance Sheet are $4 million of assets held for sale within the West segment unrelated to the Geismar Interest and at December 31, 2016, were previously included in Other current assets and deferred charges.

Notes (Continued)

Carrying Amount
June 30, 2017
(Millions)
Assets:
Current assets	$72
Property, plant, and equipment – net	903
Other noncurrent assets	25
$1,000
Liabilities:
Current liabilities	$35
Noncurrent liabilities	1
$36

The following table presents the results of operations for the Geismar disposal group.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Income (loss) before income taxes of the disposal group	$2	$30	$25	$48

Note 4 – Allocation of Net Income (Loss) and Distributions
The components of Net income (loss) within Equity are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Net income (loss) allocated to common limited partners’ equity (1)	$314	$(281)	$937	$(238)
Net income (loss) allocated to Class B limited partners’ equity	6	(8)	17	(7)
Net income (loss) allocated to general partner’s equity (1) (2)	—	199	—	205
Net income (loss) attributable to noncontrolling interests	28	13	54	42
Net income (loss)	$348	$(77)	$1,008	$2

(1)
Net income (loss) allocated to equity accounts above considers distributions paid to partners during the current reporting period, while Net income (loss) allocated within the Consolidated Statement of Comprehensive Income (Loss) considers distributions declared for the current reporting period, but paid in the subsequent period. The differences between Net income (loss) allocated to equity accounts and Net income (loss) allocated within the Consolidated Statement of Comprehensive Income (Loss) for the six months ended June 30, 2016, are primarily due to the timing of the waiver of IDRs associated with the Termination Agreement. (See Note 1 – General, Description of Business, and Basis of Presentation.)

(2)
As part of the first quarter 2017 Financial Repositioning (see Note 1 – General, Description of Business, and Basis of Presentation), our general partner interest in us was converted to a noneconomic interest and therefore no longer receives an allocation of net income.

Notes (Continued)

Common Units
The Board of Directors of our general partner declared a cash distribution of $0.60 per common unit on July 24, 2017, to be paid on August 11, 2017, to unitholders of record at the close of business on August 4, 2017.
Class B Units
The Class B units are not entitled to cash distributions. Instead, prior to conversion into common units, the Class B units receive quarterly distributions of additional paid-in-kind Class B units. Effective February 10, 2015, each Class B unit became convertible at the election of either us or the holders of such Class B unit into a common unit on a one-for-one basis. The Board of Directors of our general partner has authorized the issuance of 266,078 Class B units associated with the second-quarter distribution, to be issued on August 11, 2017.
Note 5 – Investing Activities
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
Impairments
The six months ended June 30, 2016, includes other-than-temporary impairment charges of $59 million and $50 million related to certain equity-method investments in DBJV and Laurel Mountain, respectively (see Note 10 – Fair Value Measurements and Guarantees).
Summarized Results of Operations for Certain Equity-Method Investments
The table below presents aggregated selected income statement data for our investments in Discovery, Gulfstream, and Appalachia Midstream Investments, which were considered significant as of June 30, 2016, in accordance with Regulation S‑X 4‑08(g).

	Six Months Ended
	June 30,
	2017	2016
	(Millions)
Gross revenue	$502	$422
Operating income	300	244
Net income	269	204

Notes (Continued)

Note 6 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Comprehensive Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Atlantic-Gulf
Amortization of regulatory assets associated with asset retirement obligations	$9	$9	$17	$17
West
Gains on contract settlements and terminations	(2)	—	(15)	—
NGL & Petchem Services
Gain on sale of RGP Splitter	(12)	—	(12)	—
Net foreign currency exchange (gains) losses (1)	—	—	—	11

(1)	Primarily relates to gains and losses incurred on foreign currency transactions and the remeasurement of U.S. dollar denominated current assets and liabilities within our former Canadian operations.
Additional Items
Certain additional items included in the Consolidated Statement of Comprehensive Income (Loss) are as follows:

•
Service revenues were reduced by $15 million for the six months ended June 30, 2016, related to potential refunds associated with a ruling received in certain rate case litigation within the Atlantic-Gulf segment.

•
Selling, general, and administrative expenses and Operating and maintenance expenses for the three and six months ended June 30, 2017 and 2016 includes severance and other related costs. The six months ended June 30, 2016, includes $25 million in severance and other related costs associated with an approximate 10 percent reduction in workforce in the first quarter of 2016. The amounts by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Northeast G&P	$—	$—	$—	$3
Atlantic-Gulf	—	—	—	8
West	—	—	—	10
NGL & Petchem Services	—	—	—	4
Other	4	—	13	—

•
Other income (expense) – net below Operating income (loss) includes $19 million and $37 million for the three and six months ended June 30, 2017, respectively, and $13 million and $29 million for the three and six months ended June 30, 2016, respectively, for allowance for equity funds used during construction within the Atlantic-Gulf segment.

•
Other income (expense) – net below Operating income (loss) for the six months ended June 30, 2017, includes a net gain of $30 million associated with the February 2017 early retirement of $750 million of 6.125 percent senior unsecured notes that were due in 2022. (See Note 8 – Debt and Banking Arrangements.) The net gain within the Other segment reflects $53 million of unamortized premium, partially offset by $23 million in premiums paid.

Notes (Continued)

Note 7 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Current:
State	$1	$1	$5	$1

Deferred:
State	—	(6)	(1)	(4)
Foreign	—	(75)	—	(76)
	—	(81)	(1)	(80)
Provision (benefit) for income taxes	$1	$(80)	$4	$(79)
The effective income tax rates for the total provision for the three and six months ended June 30, 2017, are less than the federal statutory rate due to income not subject to U.S. federal tax, partially offset by the effect of Texas franchise tax.
The effective income tax rates for the three and six months ended June 30, 2016, are greater than the federal statutory rate due to the tax effect of a $341 million impairment associated with our Canadian operations (see Note 10 – Fair Value Measurements and Guarantees) and Texas franchise tax, partially offset by income not subject to U.S. federal tax.
Note 8 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On July 6, 2017, we repaid our $850 million variable interest rate term loan that was due December 2018 using proceeds from the sale of our Geismar Interest. This term loan is classified as long-term in the accompanying Consolidated Balance Sheet.
On June 5, 2017, we issued $1.45 billion of 3.75 percent senior unsecured notes due 2027. We used the proceeds for general partnership purposes, primarily the July 3, 2017 repayment of $1.4 billion of 4.875 percent senior unsecured notes that were due in 2023. These senior notes are classified as current in the accompanying Consolidated Balance Sheet due to our intent to repay the notes with current assets.
On April 3, 2017, Northwest Pipeline issued $250 million of 4.0 percent senior unsecured notes due 2027 to investors in a private debt placement. Northwest Pipeline used the net proceeds to retire $185 million of 5.95 percent senior unsecured notes that matured on April 15, 2017, and for general corporate purposes. As part of the issuance, Northwest Pipeline entered into a registration rights agreement with the initial purchasers of the unsecured notes. Northwest Pipeline is obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. Northwest Pipeline is required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If Northwest Pipeline fails to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of a registration default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such registration defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.

Notes (Continued)

On February 23, 2017, using proceeds received from the Financial Repositioning (see Note 1 – General, Description of Business, and Basis of Presentation), we early retired $750 million of 6.125 percent senior unsecured notes that were due in 2022.
We retired $600 million of 7.25 percent senior unsecured notes that matured on February 1, 2017.
Commercial Paper Program
As of June 30, 2017, no Commercial paper was outstanding under our $3 billion commercial paper program.
Credit Facilities

	June 30, 2017
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
Distribution Reinvestment Program
The May 2017 distribution resulted in 311,279 common units issued to the public at a discounted average price of $39.69 per unit associated with the reinvested distributions of $12 million.
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2017:
Measured on a recurring basis:
ARO Trust investments	$119	$119	$119	$—	$—
Energy derivatives assets designated as hedging instruments	5	5	5	—	—
Energy derivatives assets not designated as hedging instruments	3	3	2	—	1
Energy derivatives liabilities designated as hedging instruments	(1)	(1)	—	(1)	—
Energy derivatives liabilities not designated as hedging instruments	(6)	(6)	(2)	—	(4)
Additional disclosures:
Other receivables	6	6	6	—	—
Long-term debt, including current portion	(18,565)	(19,700)	—	(19,700)	—

Assets (liabilities) at December 31, 2016:
Measured on a recurring basis:
ARO Trust investments	$96	$96	$96	$—	$—
Energy derivatives assets designated as hedging instruments	2	2	—	2	—
Energy derivatives assets not designated as hedging instruments	1	1	—	—	1
Energy derivatives liabilities not designated as hedging instruments	(6)	(6)	—	—	(6)
Additional disclosures:
Other receivables	15	15	15	—	—
Long-term debt, including current portion	(18,470)	(18,907)	—	(18,907)	—

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2017 or 2016.
Additional fair value disclosures
Other receivables: Other receivables consist of margin deposits, which are reported in Other current assets and deferred charges in the Consolidated Balance Sheet. The disclosed fair value of our margin deposits is considered to approximate the carrying value generally due to the short-term nature of these items.
Long-term debt, including current portion: The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments.
Nonrecurring fair value measurements
The following table presents impairments of assets and investments associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy.

					Impairments
					Six Months Ended June 30,
	Classification	Segment	Date of Measurement	Fair Value	2017	2016
				(Millions)
Canadian operations (1)	Assets held for sale	NGL & Petchem Services	June 30, 2016	$924		$341
Certain gathering operations (2)	Property, plant, and equipment – net	West	June 30, 2016	18		48
Level 3 fair value measurements of certain assets						389
Other impairments and write-downs (3)					$3	13
Impairment of certain assets					$3	$402

Equity-method investments (4)	Investments	West and Northeast G&P	March 31, 2016	$1,294		$109
Other equity-method investment	Investments	West	March 31, 2016	—		3
Impairment of equity-method investments						$112
_________________

(1)
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

(2)	Relates to certain gathering assets within the Mid-Continent region. The estimated fair value was determined by a market approach based on our analysis of observable inputs in the principal market.

Notes (Continued)

(3)
Reflects multiple individually insignificant impairments and write-downs of other certain assets that may no longer be in use or are surplus in nature for which the fair value was determined to be zero or an insignificant salvage value.

(4)
Relates to West’s previously owned interest in DBJV and Northeast G&P’s current equity-method investment in Laurel Mountain. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter 2016 analysis reflected higher discount rates for both of these equity-method investments, along with lower natural gas prices for Laurel Mountain. We estimated the fair value of these equity-method investments using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital spending. Discount rates utilized ranged from 13.0 percent to 13.3 percent and reflected increases in our estimated cost of capital, revised estimates of expected future cash flows, and risks associated with the underlying businesses.

Guarantees
We are required by our revolving credit agreement to indemnify lenders for certain taxes required to be withheld from payments due to the lenders and for certain tax payments made by the lenders. The maximum potential amount of future payments under these indemnifications is based on the related borrowings and such future payments cannot currently be determined. These indemnifications generally continue indefinitely unless limited by the underlying tax regulations and have no carrying value. We have never been called upon to perform under these indemnifications and have no current expectation of a future claim.
Note 11 – Contingent Liabilities
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2017, we have accrued liabilities totaling $16 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered, and the final cleanup standards mandated by the EPA and other governmental authorities.
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

Notes (Continued)

Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2017, we have accrued liabilities of $8 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2017, we have accrued liabilities totaling $8 million for these costs.
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
Royalty Matters
Certain of our customers, including one major customer, have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases filed in Pennsylvania and Oklahoma based on allegations that we improperly participated with that major customer in causing the alleged royalty underpayments. We believe that the claims asserted are subject to indemnity obligations owed to us by that major customer. Due to the preliminary status of the cases, we are unable to estimate a range of potential loss at this time.
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

Notes (Continued)

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
	(Millions)
Three Months Ended June 30, 2017
Segment revenues:
Service revenues
External	$206	$540	$527	$4	$—	$1,277
Internal	11	7	—	—	(18)	—
Total service revenues	217	547	527	4	(18)	1,277
Product sales
External	43	75	369	155	—	642
Internal	9	50	66	2	(127)	—
Total product sales	52	125	435	157	(127)	642
Total revenues	$269	$672	$962	$161	$(145)	$1,919

Three Months Ended June 30, 2016
Segment revenues:
Service revenues
External	$207	$452	$528	$23	$—	$1,210
Internal	9	6	—	—	(15)	—
Total service revenues	216	458	528	23	(15)	1,210
Product sales
External	28	63	272	167	—	530
Internal	6	42	34	6	(88)	—
Total product sales	34	105	306	173	(88)	530
Total revenues	$250	$563	$834	$196	$(103)	$1,740

Six Months Ended June 30, 2017
Segment revenues:
Service revenues
External	$414	$1,067	$1,045	$7	$—	$2,533
Internal	20	16	—	—	(36)	—
Total service revenues	434	1,083	1,045	7	(36)	2,533
Product sales
External	103	144	774	348	—	1,369
Internal	17	115	117	8	(257)	—
Total product sales	120	259	891	356	(257)	1,369
Total revenues	$554	$1,342	$1,936	$363	$(293)	$3,902

Six Months Ended June 30, 2016
Segment revenues:
Service revenues
External	$423	$923	$1,059	$31	$—	$2,436
Internal	12	13	—	—	(25)	—
Total service revenues	435	936	1,059	31	(25)	2,436
Product sales
External	46	99	483	330	—	958
Internal	11	75	65	11	(162)	—
Total product sales	57	174	548	341	(162)	958
Total revenues	$492	$1,110	$1,607	$372	$(187)	$3,394

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Modified EBITDA by segment:
Northeast G&P	$247	$222	$473	$442
Atlantic-Gulf	454	360	904	742
West	356	312	741	639
NGL & Petchem Services	30	(290)	81	(264)
Other	(11)	—	9	—
	1,076	604	2,208	1,559
Accretion expense associated with asset retirement obligations for nonregulated operations	(11)	(9)	(17)	(16)
Depreciation and amortization expenses	(423)	(432)	(856)	(867)
Equity earnings (losses)	125	101	232	198
Impairment of equity-method investments	—	—	—	(112)
Other investing income (loss) – net	2	1	273	1
Proportional Modified EBITDA of equity-method investments	(215)	(191)	(409)	(380)
Interest expense	(205)	(231)	(419)	(460)
(Provision) benefit for income taxes	(1)	80	(4)	79
Net income (loss)	$348	$(77)	$1,008	$2
The following table reflects Total assets by reportable segment.

	Total Assets
	June 30, 2017	December 31, 2016
	(Millions)
Northeast G&P	$14,429	$13,436
Atlantic-Gulf	14,532	14,176
West	17,062	18,479
NGL & Petchem Services	1,020	1,112
Other	1,787	161
Eliminations (1)	(612)	(1,099)
Total	$48,218	$46,265

(1)	Eliminations primarily relate to the intercompany accounts and notes receivable generated by our cash management program.

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
The ongoing strategy of our midstream operations is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers. These services include natural gas gathering, processing, treating, and compression, NGL fractionation and transportation, crude oil production handling and transportation, marketing services for NGL, oil and natural gas, as well as storage facilities.
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

•
West is comprised of our interstate natural gas pipeline, Northwest Pipeline, and our gathering, processing and treating operations in New Mexico, Colorado, and Wyoming, as well as the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware, and Permian basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent

Management’s Discussion and Analysis (Continued)

interest in an NGL fractionator near Conway, Kansas and a 50 percent equity-method investment in OPPL, as well as our previously owned 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) in the Mid-Continent region (see Note 5 – Investing Activities of Notes to Consolidated Financial Statements).

•
NGL & Petchem Services is comprised of previously owned operations, including our 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana, which was sold in July 2017 (see Note 3 – Assets Held for Sale of Notes to Consolidated Financial Statements), and our refinery grade propylene splitter in the Gulf region, which we sold in June 2017. This segment also includes our previously owned Canadian assets which included an oil sands offgas processing plant near Fort McMurray, Alberta, and a NGL/olefin fractionation facility at Redwater, Alberta. In September 2016, these Canadian operations were sold.

Financial Repositioning
In January 2017, we announced agreements with Williams, wherein Williams permanently waived the general partner’s IDRs and converted its 2 percent general partner interest in us to a noneconomic interest in exchange for 289 million newly issued common units. Pursuant to this agreement, Williams also purchased approximately 277 thousand common units for $10 million. Additionally, Williams purchased approximately 59 million common units at a price of $36.08586 per unit in a private placement transaction. According to the terms of this agreement, concurrent with our quarterly distributions in February 2017 and May 2017, Williams paid additional consideration totaling $56 million to us for these units. Following these transactions and as of June 30, 2017, Williams owns a 74 percent limited partner interest in us.
Distributions
On July 24, 2017, our general partner’s Board of Directors approved a quarterly distribution to unitholders of $0.60 per common unit on August 11, 2017, on our outstanding common units to unitholders of record at the close of business on August 4, 2017.
Overview of Six Months Ended June 30, 2017
Net income (loss) attributable to controlling interests for the six months ended June 30, 2017, changed favorably by $994 million compared to the six months ended June 30, 2016, reflecting a $593 million improvement in operating income primarily reflecting a $399 million decrease in Impairments of certain assets and increased service revenue associated with expansion projects, a gain of $269 million associated with the disposition of certain equity-method investments in 2017 and the absence of $112 million of impairments of equity-method investments incurred in 2016.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our annual consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K dated May 25, 2017.
West
Acquisition of additional interests in Appalachia Midstream Investments
During the first quarter of 2017, we exchanged all of our 50 percent interest in DBJV for an increased interest in two natural gas gathering systems that are part of the Appalachia Midstream Investments and $155 million in cash. Following this exchange, we have an approximate average 66 percent interest in the Appalachia Midstream Investments. We also sold all of our interest in Ranch Westex JV LLC for $45 million. These transactions resulted in a total gain of $269 million reflected in Other investing income (loss) – net in the Consolidated Statement of Comprehensive Income (Loss) within the West segment. (See Note 5 – Investing Activities of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

NGL & Petchem Services
Geismar olefins facility monetization
In July 2017, we completed the sale of our Geismar Interest for $2.084 billion in cash, subject to a working capital adjustment. Additionally, we entered into a long-term supply and transportation agreement with the purchaser to provide feedstock to the plant via our Bayou Ethane pipeline system, which is expected to provide a long-term fee-based revenue stream. (See Note 3 – Assets Held for Sale of Notes to Consolidated Financial Statements.)
Following this sale, the cash proceeds were used to repay our $850 million term loan. We also plan to use these proceeds to fund a portion of the capital and investment expenditures that are a part of our growth portfolio.
Commodity Prices
NGL per-unit margins were approximately 68 percent higher in the first six months of 2017 compared to the same period of 2016 due to a 43 percent increase in per-unit non-ethane prices.The per-unit margin increase also reflects the absence of our former Canadian operations which had lower per-unit non-ethane margins in the prior year compared to our domestic operations. These favorable impacts were partially offset by an approximate 55 percent increase in per-unit natural gas feedstock prices.
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
Gallons (Millions)
0.00
0.10
0.20
0.30
0.40
0.50
0.60
0.70
0.80
0.90
0
100
200
300
400
500
600
700
800
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15
Q4'15
Q1'16
Q2'16
Q3'16
Q4'16
Q1'17
Q2'17
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
Our business plan for 2017 includes the previously discussed financial repositioning transactions and the monetization of our Geismar Interest. These transactions serve to improve our cost of capital, remove our need to access the public equity markets for the next several years, enhance our growth, and provide for debt reduction.
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

Management’s Discussion and Analysis (Continued)

As a result of our significant continued capital and investment expenditures on Transco expansions and fee-based gathering and processing projects, as well as the sale of our Canadian operations and Geismar Interest, fee-based businesses are becoming an even more significant component of our portfolio and serve to reduce the influence of commodity price fluctuations on our operating results and cash flows. We expect to benefit as continued growth in demand for low-cost natural gas is driven by increases in LNG exports, industrial demand and power generation. For the remainder of 2017, current forward market prices indicate oil and natural gas prices are expected to be relatively comparable to the same period in 2016, while NGL prices are expected to be slightly stronger. However, some of our customers may continue to curtail or delay drilling plans until there is a more sustained recovery in prices, which may negatively impact our gathering volumes. Although there has been some improvement, the credit profiles of certain of our producer customers remain challenged. Unfavorable changes in energy commodity prices or the credit profile of our producer customers may also result in noncash impairments of our assets.
In 2017, our operating results are expected to include increases from our regulated fee-based businesses recently placed in-service or expected to be placed in-service in 2017, primarily along the Transco system. For our non-regulated businesses, we anticipate increases in fee-based revenue due to expanded capacity in the Eastern Gulf area and a slight increase in fee-based revenue in the Northeast G&P segment. Partially offsetting these increases are expected declines in fee-based revenue in the West segment. We expect overall gathering and processing volumes to remain steady in 2017 and increase thereafter to meet the growing demand for natural gas and natural gas products. We also anticipate lower general and administrative expenses due to cost reduction initiatives and asset monetizations.
Potential risks and obstacles that could impact the execution of our plan include:

•	Opposition to infrastructure projects, including the risk of delay or denial in permits needed for our projects;
•Unexpected significant increases in capital expenditures or delays in capital project execution;
•Counterparty credit and performance risk, including that of Chesapeake Energy Corporation and its affiliates;

•	Lower than anticipated demand for natural gas and natural gas products which could result in lower than expected volumes, energy commodity prices and margins;
•General economic, financial markets, or further industry downturn, including increased interest rates;
•Physical damages to facilities, including damage to offshore facilities by named windstorms;

•	Other risks set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 22, 2017.
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

Management’s Discussion and Analysis (Continued)

Susquehanna Supply Hub Expansion
The Susquehanna Supply Hub Expansion, which involves two new compression facilities with an additional 49,000 horsepower and 59 miles of 12 inch to 24 inch pipeline, is expected to increase gathering capacity, allowing a certain producer to fulfill its commitment to deliver 850 Mdth/d to our Atlantic Sunrise development. We anticipate this expansion will be completed by the end of 2017.
Atlantic-Gulf
Atlantic Sunrise
In February 2017, we received approval from the FERC to expand Transco’s existing natural gas transmission system along with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in west central Alabama. On May 18, 2017, we received approval from the FERC for an approximate six mile route variance for the greenfield pipeline. We expect to place a portion of the mainline project facilities into service during the third quarter of 2017 and are targeting a full in-service during mid-2018, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,700 Mdth/d.
Constitution Pipeline
In December 2014, we received approval from the FERC to construct and operate the jointly owned Constitution pipeline, which will have an expected capacity of 650 Mdth/d. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC’s denial of the certification. We also filed an action in federal court seeking a declaration that the State of New York’s authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law, but that lawsuit was dismissed without prejudice as the court determined that Constitution had not yet suffered any injury in fact. The oral argument before the Second Circuit Court of Appeals regarding the NYSDEC’s denial of Constitution’s application for water quality certification under Section 401 of the Clean Water Act was held on November 16, 2016. We anticipate that the Second Circuit Court of Appeals’ decision on our appeal will be issued soon. (See Note 2 – Variable Interest Entities of Notes to Consolidated Financial Statements.) We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution. The 126-mile Constitution pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York, as well as to a local distribution company serving New York and Pennsylvania. In light of the NYSDEC’s denial of the water quality certification and the actions taken to challenge the decision, the anticipated target in-service date has been revised to as early as the first half of 2019, which assumes the timely receipt of a Notice to Proceed from the FERC.
Dalton
In August 2016, we obtained approval from the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 210 in New Jersey to markets in northwest Georgia. On April 1, 2017, we began providing firm transportation service through the mainline portion of the project on an interim basis and we placed the full project into service in August of 2017. The project increased capacity by 448 Mdth/d.
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

Management’s Discussion and Analysis (Continued)

Gulf Connector
In August 2016, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in Wharton and San Patricio Counties, Texas. The project will be constructed in two phases, with the initial phase of the project expected to be in-service during the second half of 2018 and the remaining phase in 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 475 Mdth/d.
Hillabee
In February 2016, the FERC issued a certificate order for the initial phases of Transco’s Hillabee Expansion Project. The project involves an expansion of Transco’s existing natural gas transmission system from Station 85 in west central Alabama to a new interconnection with the Sabal Trail pipeline in Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. We placed a portion of Phase I into service in June of 2017 and the remainder of Phase I into service in July of 2017. Hillabee Phase I increased capacity by 818 Mdth/d. The in-service date of Phase II is planned for the second quarter of 2020 and together they are expected to increase capacity by 1,025 Mdth/d.
In March 2016, we entered into an agreement with the member-sponsors of Sabal Trail to resolve several matters. In accordance with the agreement, the member-sponsors paid us an aggregate amount of $240 million in three equal installments as certain milestones of the project were met. The first $80 million payment was received in March 2016, the second installment was received in September 2016 and the third installment was received in July 2017. We expect to recognize income associated with these receipts over the term of the capacity lease agreement.
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

Management’s Discussion and Analysis (Continued)

West
Eagle Ford
We plan to expand our gathering infrastructure in the Eagle Ford region in order to meet our customers’ production plans. The expansion of the gathering infrastructure includes the addition of well connections and gathering pipeline to the existing systems.
North Seattle Lateral Upgrade
In May 2017, we filed an application with the FERC to expand delivery capabilities on Northwest Pipeline’s North Seattle Lateral. The project consists of the removal and replacement of approximately 6.9 miles of 8-inch diameter pipeline with new 20-inch diameter pipeline. We plan to place the project into service as early as the fourth quarter of 2019. The project is expected to increase capacity by up to 196 Mdth/d.
Critical Accounting Estimates
Constitution Pipeline Capitalized Project Costs
As of June 30, 2017, Property, plant, and equipment, at cost in our Consolidated Balance Sheet includes approximately $381 million of capitalized project costs for Constitution, for which we are the construction manager and own a 41 percent consolidated interest. In December 2014, Constitution received approval from the FERC to construct and operate its proposed pipeline. However, in April 2016, the NYSDEC denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC's denial of the water quality certification.
As a result of the denial by the NYSDEC, we evaluated the capitalized project costs for impairment as recently as March 31, 2017, and determined that no impairment was necessary. Our evaluation considered probability-weighted scenarios of undiscounted future net cash flows, including a scenario assuming successful resolution with the NYSDEC and construction of the pipeline, as well as a scenario where the project does not proceed. We continue to monitor the capitalized project costs associated with Constitution for potential impairment.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change*	% Change*	2017	2016	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,277	$1,210	+67	+6%	$2,533	$2,436	+97	+4%
Product sales	642	530	+112	+21%	1,369	958	+411	+43%
Total revenues	1,919	1,740			3,902	3,394
Costs and expenses:
Product costs	537	403	-134	-33%	1,116	720	-396	-55%
Operating and maintenance expenses	384	386	+2	+1%	745	768	+23	+3%
Depreciation and amortization expenses	423	432	+9	+2%	856	867	+11	+1%
Selling, general, and administrative expenses	154	139	-15	-11%	310	320	+10	+3%
Impairment of certain assets	2	396	+394	+99%	3	402	+399	+99%
Other (income) expense – net	7	24	+17	+71%	10	48	+38	+79%
Total costs and expenses	1,507	1,780			3,040	3,125
Operating income (loss)	412	(40)			862	269
Equity earnings (losses)	125	101	+24	+24%	232	198	+34	+17%
Impairment of equity-method investments	—	—	—	NM	—	(112)	+112	+100%
Other investing income (loss) – net	2	1	+1	+100%	273	1	+272	NM
Interest expense	(205)	(231)	+26	+11%	(419)	(460)	+41	+9%
Other income (expense) – net	15	12	+3	+25%	64	27	+37	+137%
Income (loss) before income taxes	349	(157)			1,012	(77)
Provision (benefit) for income taxes	1	(80)	-81	NM	4	(79)	-83	NM
Net income (loss)	348	(77)			1,008	2
Less: Net income attributable to noncontrolling interests	28	13	-15	-115%	54	42	-12	-29%
Net income (loss) attributable to controlling interests	$320	$(90)			$954	$(40)

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended June 30, 2017 vs. three months ended June 30, 2016
Service revenues increased due to higher volumes primarily in the eastern Gulf Coast region, including the impact of new volumes at Gulfstar One related to the Gunflint expansion placed in-service in the third quarter of 2016 and the absence of the temporary shut down of Gulfstar in the second quarter of 2016 to tie-in Gunflint, and higher volumes at Devils Tower related to Kodiak field production. Additionally, Transco’s natural gas transportation fee revenues increased reflecting expansion projects placed in-service during 2016 and 2017. The increase in Service revenues was

Management’s Discussion and Analysis (Continued)

partially offset by lower rates primarily in the Barnett Shale region associated with the fourth-quarter 2016 contract restructuring as well as lower volumes in most of the western and Utica Shale regions, driven by natural declines. The lower rates and volumes were partially offset by increases related to the recognition of deferred revenue in the Barnett Shale region associated with the restructuring of contracts in the fourth quarter of 2016. Service revenues increases were also partially offset by the absence of our former Canadian operations that were sold in the third quarter of 2016.
Product sales increased due to higher marketing revenues primarily due to significantly higher prices and volumes. This increase is partially offset by lower olefin sales associated with decreased volumes at the RGP Splitter primarily due to the plant ceasing operations in advance of its sale in June 2017, as well as decreased volumes at our Geismar plant due to downtime associated with an electrical power outage impacting the second-quarter 2017.
The increase in Product costs is primarily due to the same factors that increased marketing sales, partially offset by lower olefin feedstock purchases associated with decreased volumes.
Operating and maintenance expenses decreased primarily due to the absence of costs associated with our former Canadian operations and ongoing cost containment efforts. These decreases are partially offset by an increase in pipeline integrity testing on Transco, costs associated with Transco’s expansion projects, and general maintenance.
Selling, general, and administrative expenses increased primarily due to higher severance and organizational realignment costs primarily associated with our Other segment, partially offset by the absence of costs associated with our former Canadian operations.
The favorable change in Impairment of certain assets reflects the absence of 2016 impairments of our former Canadian operations and certain Mid-Continent assets (see Note 10 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) includes a gain on the sale of our RGP Splitter in the second quarter of 2017.
Operating income (loss) changed favorably primarily due to the absence of the 2016 impairments of our former Canadian operations and certain Mid-Continent assets, an increase in service revenues associated with certain projects placed in-service, and the gain on the sale of our RGP Splitter, partially offset by lower product margins primarily due a decrease in olefin production volumes.
The favorable change in Equity earnings (losses) is due to an increase in ownership of our Appalachian Midstream Investments and an increase from Discovery primarily due to the accelerated recognition of previously deferred revenue, partially offset by lower UEOM results driven by lower processing volumes from the Utica gathering system.
Interest expense decreased primarily due to lower Interest incurred primarily attributable to debt retirements and the absence of borrowings on our credit facility in 2017. (See Note 8 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Provision (benefit) for income taxes changed unfavorably primarily due to the absence of a 2016 income tax benefit associated with the impairment of our former Canadian operations. See Note 7 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to improved results in our Gulfstar operations.
Six months ended June 30, 2017 vs. six months ended June 30, 2016
Service revenues increased due to higher volumes primarily in the eastern Gulf Coast region, including the impact of new volumes at Gulfstar One related to the Gunflint expansion placed in-service in the third quarter of 2016, the absence of the temporary shut-down of Gulfstar One in the second quarter of 2016 to tie into Gunflint, the absence of producers’ 2016 operational issues in the Tubular Bells field in the first quarter of 2016, and higher volumes at Devils

Management’s Discussion and Analysis (Continued)

Tower related to Kodiak field production. Additionally, Transco experienced higher natural gas transportation fee revenues reflecting expansion projects placed in-service, as well as an increase in storage revenues due to the absence of an accrual for potential refunds associated with a ruling received in certain rate case litigation in 2016. Service revenues also increased due to the recognition of deferred revenue in the Barnett Shale region associated with the restructuring of contracts in the fourth quarter of 2016. These increases were partially offset by lower rates, primarily in the Barnett Shale region associated with the previously discussed contract restructure, as well as lower volumes in most of the western and Utica Shale regions, driven by natural declines and extreme weather conditions in the Rocky Mountains in 2017. The sale of our former Canadian operations also contributed to declines in service revenue.
Product sales increased due to higher marketing revenues primarily associated with significantly higher prices and volumes. Revenues from the sale of our equity NGLs increased primarily due to significantly higher non-ethane NGL prices, partially offset by lower volumes. These increases were partially offset by lower olefin production sales primarily due to lower volumes, partially offset by higher prices. The decrease in equity NGL and olefin volumes reflect the absence of production revenues associated with our former Canadian operations that were sold in September 2016.
The increase in Product costs is primarily due to the same factors that increased marketing sales. Product costs also reflect a slight increase in costs associated with the production of NGLs and olefins.
Operating and maintenance expenses decreased primarily due to the absence of costs associated with our former Canadian operations and lower labor-related costs resulting from our workforce reductions that occurred late in first-quarter 2016, and ongoing cost containment efforts. These decreases are partially offset by an increase in pipeline integrity testing on Transco, costs associated with Transco’s expansion projects, and general maintenance.
Selling, general, and administrative expenses decreased primarily due to lower labor-related costs resulting from our workforce reductions that occurred late in first-quarter 2016, ongoing cost containment efforts, and the absence of costs associated with our former Canadian operations. These decreases are partially offset by higher costs related to our organizational realignment and severance, primarily associated with our Other segment.
The favorable change in Impairment of certain assets reflects the absence of 2016 impairments of our former Canadian operations and certain Mid-Continent assets (see Note 10 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) includes gains from certain contract settlements and terminations in 2017, a gain on the sale of our RGP Splitter in 2017, the absence of an unfavorable change in foreign currency exchange associated with our former Canadian operations, and insurance proceeds received in 2017 associated with the Geismar Incident, partially offset by the accrual of additional expenses in 2017 related to the Geismar Incident.
Operating income (loss) changed favorably primarily due to the absence of the 2016 impairments of our former Canadian operations and certain Mid-Continent assets, higher service revenues from expansion projects placed in-service, the absence of an operating loss associated with our former Canadian operations, as well as ongoing cost containment efforts, including the workforce reductions in first-quarter 2016. Operating income (loss) also improved due to gains from certain contract settlements and the sale of our RGP Splitter.
The favorable change in Equity earnings (losses) is due to an increase in ownership of our Appalachian Midstream Investments, improved results at Discovery attributable to the accelerated recognition of previously deferred revenue, and improved results at Laurel Mountain Midstream due to higher rates, partially offset by lower UEOM results driven by lower processing volumes from the Utica gathering system.
The decrease in Impairment of equity-method investments reflects the absence of first-quarter 2016 impairment charges associated with our DBJV and Laurel Mountain equity-method investments. (See Note 10 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
Other investing income (loss) - net reflects the gain on disposition of our investments in DBJV and Ranch Westex JV LLC in 2017. (See Note 5 – Investing Activities of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Interest expense decreased primarily due to lower Interest incurred primarily attributable to debt retirements and the absence of borrowings on our credit facility in 2017. (See Note 8 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Other income (expense) – net below Operating income (loss) changed favorably primarily due to a $30 million net gain on early debt retirement in 2017, which is included in our Other segment. (See Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
Provision (benefit) for income taxes changed unfavorably primarily due to the absence of a 2016 income tax benefit associated with the impairment of our former Canadian operations. See Note 7 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to improved results in our Gulfstar operations, partially offset by lower results for our Cardinal gathering system.
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
Northeast G&P

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Service revenues	$217	$216	$434	$435
Product sales	52	34	120	57
Segment revenues	269	250	554	492

Product costs	(49)	(34)	(118)	(55)
Other segment costs and expenses	(89)	(85)	(175)	(180)
Impairment of certain assets	(1)	(4)	(2)	(8)
Proportional Modified EBITDA of equity-method investments	117	95	214	193
Northeast G&P Modified EBITDA	$247	$222	$473	$442
Three months ended June 30, 2017 vs. three months ended June 30, 2016
Modified EBITDA increased primarily due to higher Proportional Modified EBITDA of equity-method investments.
Service revenues increased slightly including:

•	A $14 million increase in fee revenues in the Susquehanna Supply Hub driven by 16 percent higher gathered volumes reflecting increased customer production;

•
A $10 million increase in fee revenues in our Ohio Valley Midstream operations driven by higher gathering and processing volumes in second quarter 2017 reflecting the absence of shut-in volumes from second quarter 2016 as well as new production coming online;

Management’s Discussion and Analysis (Continued)

•	Partially offset by a $26 million decrease in the Utica gathering system associated with 25 percent lower gathered volumes driven by natural declines.
Product sales increased primarily due to higher non-ethane volumes within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Proportional Modified EBITDA of equity-method investments increased primarily due to a $27 million increase at Appalachian Midstream Investments reflecting our increased ownership, partially offset by an $11 million decrease at UEOM driven by lower processing volumes from the Utica gathering system as noted above.
Six months ended June 30, 2017 vs. six months ended June 30, 2016
Modified EBITDA increased primarily due to higher Proportional Modified EBITDA of equity-method investments.
Service revenues decreased slightly reflecting a $47 million decrease in the Utica gathering system primarily due to 26 percent lower gathered volumes driven by natural declines, partially offset by a $23 million increase in fee revenue at Susquehanna Supply Hub driven by 12 percent higher gathered volumes reflecting increased customer production, and a $22 million increase in fee revenue at Ohio Valley Midstream reflecting the absence of shut-in volumes from the first half of 2016, as well as new production coming online.
Product sales increased primarily due to higher non-ethane prices and volumes within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Proportional Modified EBITDA of equity-method investments changed favorably primarily due to a $29 million increase at Appalachian Midstream Investments reflecting our increased ownership acquired late in the first quarter, an $8 million increase at Laurel Mountain Midstream associated with higher gathering revenue due to higher rates reflecting higher natural gas prices, partially offset by a $21 million decrease at UEOM driven by lower processing volumes from the Utica gathering system as noted above.
Atlantic-Gulf

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Service revenues	$547	$458	$1,083	$936
Product sales	125	105	259	174
Segment revenues	672	563	1,342	1,110

Product costs	(113)	(98)	(231)	(162)
Other segment costs and expenses	(185)	(172)	(359)	(338)
Impairment of certain assets	—	(1)	—	(2)
Proportional Modified EBITDA of equity-method investments	80	68	152	134
Atlantic-Gulf Modified EBITDA	$454	$360	$904	$742

NGL margin	$9	$7	$23	$12
Three months ended June 30, 2017 vs. three months ended June 30, 2016
Modified EBITDA increased primarily due to higher service revenues and an increase in the Proportional Modified EBITDA of equity-method investments, partially offset by higher Other segment costs and expenses.

Management’s Discussion and Analysis (Continued)

Service revenues increased primarily due to:

•
A $69 million increase in eastern Gulf Coast region fee revenues primarily related to the impact of new volumes at Gulfstar One from the Gunflint expansion placed in-service in the third quarter of 2016 and the absence of the temporary shut-down of Gulfstar One in the second quarter of 2016 to tie-in Gunflint, along with higher volumes at Devils Tower related to the Kodiak field;

•	A $27 million increase in Transco’s natural gas transportation fee revenues primarily due to a $30 million increase associated with expansion projects placed in-service in 2016 and 2017.
Product sales increased primarily due to a $13 million increase in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA.
Other segment costs and expenses primarily increased due to higher Transco pipeline integrity testing and costs associated with Transco’s expansion projects, partially offset by a favorable change in equity allowance for funds used during construction (AFUDC), primarily associated with an increase in Transco’s capital spending.
The increase in Proportional Modified EBITDA of equity-method investments includes an $11 million increase from Discovery primarily due to the accelerated recognition of previously deferred revenue.
Six months ended June 30, 2017 vs. six months ended June 30, 2016
Modified EBITDA increased primarily due to higher service revenues, and increase in the Proportional Modified EBITDA of equity-method investments and higher NGL margins, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:

•
A $112 million increase in eastern Gulf Coast region fee revenues primarily related to the impact of new volumes at Gulfstar One related to the Gunflint expansion placed in-service in the third quarter of 2016, the absence of the temporary shut-down of Gulfstar One in the second quarter of 2016 to tie-in Gunflint, the absence of producers’ operational issues in the Tubular Bells field during the first quarter of 2016, and higher volumes at Devils Tower related to the Kodiak field;

•
A $31 million increase in Transco’s natural gas transportation fee revenues primarily due to a $43 million increase associated with expansion projects placed in-service in 2016 and 2017, partially offset by lower volume-based transportation services revenues;

•	A $15 million increase in Transco’s storage revenue related to the absence of an accrual for potential refunds associated with a ruling received in certain rate case litigation in 2016.
Product sales increased primarily due to:

•
A $45 million increase in crude oil and NGL marketing revenues. Crude oil marketing sales increased by $31 million primarily due to 28 percent higher sales prices and 19 percent higher volumes, primarily associated with the marketing of higher volumes at Devils Tower. NGL marketing sales increased $14 million primarily due to a 45 percent increase in non-ethane sales prices. These changes in marketing revenues are offset by similar changes in marketing purchases;

•
A $24 million increase in revenues from our equity NGLs primarily due to a $15 million increase as a result of sales from inventory, which temporarily increased during the latter part of 2016 while we experienced an increase in keep-whole volumes due to disrupted operations of a competitor. In addition, an $8 million increase is related to a 42 percent increase in realized non-ethane prices.

Management’s Discussion and Analysis (Continued)

•	A $12 million increase in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA.
Product costs increased primarily due to:

•	A $44 million increase in marketing purchases (offset in Product sales);

•	A $13 million increase in natural gas purchases associated with the production of equity NGLs primarily due to increased sales from inventory and a 50 percent increase in per-unit natural gas prices;

•	A $12 million increase in system management gas costs (offset in Product sales).
Other segment costs and expenses primarily increased due to higher costs associated with Transco’s expansion projects, pipeline testing and general maintenance, as well as higher general and administrative costs due to an increased share of allocated support costs. These increases are partially offset by a $16 million favorable change in equity AFUDC, associated with an increase in Transco’s capital spending which is offset by an $8 million decrease in Constitution’s equity AFUDC as we discontinued capitalization of development costs in April 2016.
The increase in Proportional Modified EBITDA of equity-method investments includes a $17 million increase from Discovery primarily associated with an $11 million increase due to the accelerated recognition of previously deferred revenue. The remaining increase is primarily due to higher volumes associated with the Keathley Canyon Connector platform.
West

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Service revenues	$527	$528	$1,045	$1,059
Product sales	435	306	891	548
Segment revenues	962	834	1,936	1,607

Product costs	(409)	(276)	(825)	(498)
Other segment costs and expenses	(214)	(225)	(412)	(473)
Impairment of certain assets	(1)	(49)	(1)	(50)
Proportional modified EBITDA of equity-method investments	18	28	43	53
West Modified EBITDA	$356	$312	$741	$639

NGL margin	$30	$32	$67	$52
Three months ended June 30, 2017 vs. three months ended June 30, 2016
Modified EBITDA increased primarily due to lower Impairment of certain assets, new amortization of deferred revenue associated with the up-front cash payment received in conjunction with the fourth quarter 2016 Barnett Shale contract restructuring, and lower segment costs and expenses, partially offset by lower gathering rates and lower volumes as a result of natural declines.
Service revenues decreased slightly primarily due to:

•
Lower gathering rates in the Barnett Shale related to the fourth quarter 2016 contract restructuring, along with lower rates recognized in the Eagle Ford Shale and Niobrara regions. Rates recognized in the Niobrara region represent a portion of the total contractual rate, with the difference reflected as deferred revenue;

•	Lower volumes in most regions as a result of natural declines, partially offset by higher volumes in the Eagle Ford Shale as a result of new wells connected;

Management’s Discussion and Analysis (Continued)

•
A $53 million increase related to the amortization of deferred revenue associated with the up-front cash payment received in conjunction with the fourth quarter 2016 Barnett Shale contract restructuring.

Product sales increased primarily due to:

•
A $119 million increase in marketing revenues primarily due to increases in product prices including a 21 percent increase in average non-ethane per-unit sales prices, a 30 percent increase in ethane prices, and a 52 percent increase in natural gas prices. In addition, ethane and non-ethane sales volumes were 45 percent and 8 percent higher, respectively (more than offset by higher Product costs);

•	A $7 million increase in revenues associated with our equity NGLs due to 18 percent higher non-ethane prices, partially offset by 10 percent lower non-ethane volumes primarily due to natural declines.
Product costs increased primarily due to:

•	A $123 million increase in marketing purchases (substantially offset in Product sales);

•	A $9 million increase in natural gas purchases associated with the production of equity NGLs primarily due to a 53 percent increase in per-unit natural gas prices.
Other segment costs and expenses decreased primarily due to lower operating expenses that include lower compression costs and reductions related to ongoing cost containment efforts.
Impairment of certain assets decreased primarily due to the absence of a $48 million impairment of certain Mid-Continent gathering assets in 2016.
Proportional modified EBITDA of equity-method investments decreased primarily due to the divestiture of our interests in DBJV and Ranch Westex JV LLC late in the first quarter of 2017.
Six months ended June 30, 2017 vs. six months ended June 30, 2016
Modified EBITDA increased primarily due to new amortization of deferred revenue associated with the up-front cash payment received in conjunction with the fourth quarter 2016 Barnett Shale contract restructuring, lower segment costs and expenses, lower Impairment of certain assets, and higher per-unit NGL margins, partially offset by lower gathering rates and volumes as a result of natural declines.
Service revenues decreased primarily due to:

•
Lower gathering rates in the Barnett Shale area primarily due to the fourth quarter 2016 contract restructuring, along with lower rates recognized in the Niobrara, Eagle Ford Shale, and Haynesville Shale regions. Rates recognized in the Niobrara region represent a portion of the total contractual rate, with the difference reflected as deferred revenue;

•	Lower volumes in most regions as a result of natural declines and more extreme weather conditions in the Rocky Mountains in the first quarter of 2017;

•
A $105 million increase related to the amortization of deferred revenue associated with the up-front cash payment received in conjunction with the fourth quarter 2016 Barnett Shale contract restructuring.

Product sales increased primarily due to:

•
A $305 million increase in marketing revenues primarily due to a 43 percent increase in average non-ethane per-unit sales prices, a 38 percent increase ethane prices, and a 52 percent increase in natural gas prices. In addition, non-ethane, ethane,and natural gas sales volumes were 10 percent, 28 percent, and 41 percent higher, respectively (more than offset by higher Product costs);

Management’s Discussion and Analysis (Continued)

•	A $33 million increase in revenues associated with our equity NGLs primarily due to 43 percent higher non-ethane prices.
Product costs increased primarily due to:

•	A $306 million increase in marketing purchases (substantially offset in Product sales);

•	A $19 million increase in natural gas purchases associated with the production of equity NGLs primarily due to a 55 percent increase in per-unit natural gas prices.
The decrease in Other segment costs and expenses reflects a $34 million decline in operating expenses and a $12 million reduction in general and administrative expenses, primarily due to the 2016 workforce reductions, ongoing cost containment efforts, lower compression expenses, and a reduced share of allocated support costs. In addition, the decrease in Other segment costs and expenses reflects gains from contract settlements and terminations.
Impairment of certain assets decreased primarily due to the absence of a $48 million impairment of certain Mid-Continent gathering assets in 2016.
Proportional modified EBITDA of equity-method investments decreased primarily due to the divestiture of our interests in DBJV and Ranch Westex JV LLC late in the first quarter of 2017.
NGL & Petchem Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Service revenues	$4	$23	$7	$31
Product sales	157	173	356	341
Segment revenues	161	196	363	372

Product costs	(107)	(98)	(231)	(191)
Other segment costs and expenses	(24)	(46)	(51)	(103)
Impairment of certain assets	—	(342)	—	(342)
NGL & Petchem Services Modified EBITDA	$30	$(290)	$81	$(264)

Olefins margin	$52	$74	$123	$145
NGL margin	—	1	—	6
Three months ended June 30, 2017 vs. three months ended June 30, 2016
Modified EBITDA changed favorably primarily due to the absence of a $341 million impairment of our former Canadian operations in second-quarter 2016 and lower segment costs and expenses, partially offset by lower margins associated with our olefin operations.
Service revenues declined due to the absence of revenues associated with our former Canadian operations that were sold in September 2016.
Product sales decreased primarily due to:

•
A $31 million decrease in olefin sales primarily due to a $17 million decrease at the RGP Splitter associated with $23 million lower volumes as the plant ceased operations in advance of its sale in June 2017, and also experienced lower production in April and May 2017 due to a third-party storage issue. The lower volumes were partially offset by $6 million higher sales prices reflecting higher propylene prices. The decrease in olefins sales also includes a $13 million decrease at our Geismar plant associated with $23 million of lower

Management’s Discussion and Analysis (Continued)

volumes due to downtime related to an electrical power outage impacting second-quarter 2017, partially offset by $10 million higher sales prices primarily due to 9 percent higher ethylene prices;

•	A $20 million increase in marketing revenues primarily due to higher olefin volumes and prices (offset by higher Product costs).
Product costs increased primarily due to:

•	A $20 million increase in marketing product costs primarily due to higher olefin feedstock prices and volumes (offset by higher Product sales);

•
A $9 million decrease in olefin feedstock purchases primarily due to lower feedstock costs at the RGP Splitter reflecting $16 million of lower volumes associated with the issues noted above, partially offset by $7 million higher feedstock prices.

The decrease in Other segment costs and expenses is primarily due to the absence of $23 million in operating and other expenses associated with our former Canadian operations, as well as a $12 million gain on the sale of the RGP Splitter, partially offset by $12 million of higher operating and other expenses primarily due to selling expenses associated with the Geismar plant and higher operating expenses associated with repairs of the electrical outage noted above.
The decrease in Impairment of certain assets primarily reflects the absence of the second-quarter 2016 impairment of our former Canadian operations (see Note 10 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
Six months ended June 30, 2017 vs. six months ended June 30, 2016
Modified EBITDA increased primarily due to the absence of a $341 million impairment of our former Canadian operations in second-quarter 2016 and lower segment costs and expenses, partially offset by lower margins associated with our olefin operations.
Service revenues declined due to the absence of revenues associated with our former Canadian operations that were sold in September 2016.
Product sales increased primarily due to:

•	A $58 million increase in marketing revenues primarily due to higher olefin volumes and prices (significantly offset by higher Product costs);

•
A $21 million decrease in olefin sales primarily due to a $16 million decrease at our Geismar plant reflecting $60 million from lower volumes associated with the electrical outage in second-quarter 2017, as well as planned maintenance downtime in first-quarter 2017 compared with no plant downtime in the first half of 2016. The lower volumes were partially offset by $44 million associated with higher prices, primarily 26 percent higher ethylene prices. In addition, olefin sales declined $13 million due to the sale of our former Canadian business, partially offset by $8 million higher sales at our RGP Splitter primarily due to $25 million related to higher sales prices associated with higher propylene prices, partially offset by $17 million from lower volumes in second-quarter 2017, as noted above;

•	A $20 million decrease due to the absence of NGL production revenues associated with our former Canadian operations.
Product costs increased primarily due to:

•	A $54 million increase in marketing product costs primarily due to higher olefin feedstock prices and volumes (more than offset by higher Product sales);

Management’s Discussion and Analysis (Continued)

•	A $14 million decrease due to the absence of NGL product costs associated with our former Canadian operations.
The decrease in Other segment costs and expenses is primarily due to the absence of $54 million in operating and other expenses associated with our former Canadian operations, as well as a $12 million gain on the sale of the RGP Splitter, partially offset by $11 million higher operating and other expenses primarily due to selling expenses associated with the Geismar plant and higher operating expenses associated with repairs of the electrical outage noted above.
The decrease in Impairment of certain assets primarily reflects the absence of the 2016 impairment of our former Canadian operations (see Note 10 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).

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
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2017. Our expected material internal and external sources of liquidity for 2017 are as follows:

•	Cash and cash equivalents on hand;

•	Cash generated from operations;

•	Distributions from our equity-method investees;

•
Cash proceeds from the January 2017 and February 2017 purchase of common units by Williams (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements);

•	Utilization of our credit facility and/or commercial paper program;

•	Proceeds from asset monetizations.
We expect our material internal and external uses of liquidity to be:

•	Working capital requirements;

•	Capital and investment expenditures;

•	Debt service payments, including payments of long-term debt;

•	Quarterly distributions to our unitholders.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.

Management’s Discussion and Analysis (Continued)

As of June 30, 2017, we had a working capital surplus of $91 million. Our available liquidity is as follows:

Available Liquidity	June 30, 2017
(Millions)
Cash and cash equivalents (1)	$1,908
Capacity available under our $3.5 billion credit facility, less amounts outstanding under our $3 billion commercial paper program (2)	3,500
$5,408

(1)
On July 3, 2017, a portion of these funds was used to retire our $1.4 billion of 4.875 percent senior unsecured notes. (See Note 8 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)

(2)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. As of June 30, 2017, no Commercial paper was outstanding under our commercial paper program. Through June 30, 2017, the highest amount outstanding under our commercial paper program and credit facility during 2017 was $178 million. At June 30, 2017, we were in compliance with the financial covenants associated with this credit facility. Borrowing capacity available under our $3.5 billion credit facility as of August 1, 2017, was $3.5 billion.

Registrations
In September 2016, we filed a registration statement for our distribution reinvestment program. (See Note 9 – Partners’ Capital of Notes to Consolidated Financial Statements.)
In February 2015, we filed a shelf registration statement, as a well-known seasoned issuer, registering common units representing limited partner interests and debt securities. Also in February 2015, we filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in us having an aggregate offering price of up to $1 billion. These sales are to be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price, or at negotiated prices. Such sales are to be made pursuant to an equity distribution agreement between us and certain banks who may act as sales agents or purchase for their own accounts as principals.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.
Credit Ratings
Our ability to borrow money is impacted by our credit ratings. Our current ratings are as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating
S&P Global Ratings	Stable	BBB	BBB
Moody’s Investors Service	Stable	Baa3	N/A
Fitch Ratings	Positive	BBB-	N/A
During March 2017, S&P Global Ratings upgraded the rating for WPZ, and in July 2017, Fitch Ratings changed the Outlook for WPZ to Positive. No assurance can be given that the credit rating agencies will continue to assign us investment-grade ratings even if we meet or exceed their current criteria for investment-grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to provide additional collateral to third parties, negatively impacting our available liquidity. As of June 30, 2017, we estimate that a downgrade to a rating below investment-grade could require us to provide up to $379 million in additional collateral of either cash or letters of credit with third parties under existing contracts.

Management’s Discussion and Analysis (Continued)

Cash Distributions to Unitholders
The Board of Directors of our general partner declared a cash distribution of $0.60 per common unit on July 24, 2017, to be paid on August 11, 2017, to unitholders of record at the close of business on August 4, 2017.
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Six Months Ended June 30,
	Category	2017	2016
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$1,507	$1,666
Proceeds from sales of common units (see Note 1)	Financing	2,184	—
Proceeds from long-term debt (see Note 8)	Financing	1,698	998
Distributions from unconsolidated affiliates in excess of cumulative earnings	Investing	258	261
Proceeds from dispositions of equity-method investments (see Note 5)	Investing	200	—
Proceeds from credit-facility borrowings	Financing	—	1,940

Uses of cash and cash equivalents:
Payments of long-term debt (see Note 8)	Financing	(1,535)	(375)
Distributions paid (1)	Financing	(1,357)	(1,231)
Capital expenditures	Investing	(1,049)	(981)
Dividends and distributions to noncontrolling interests	Financing	(108)	(45)
Payments of commercial paper – net	Financing	(93)	(304)
Purchases of and contributions to equity-method investments	Investing	(79)	(122)
Payments on credit-facility borrowings	Financing	—	(1,825)
Contribution to Gulfstream for repayment of debt	Financing	—	(148)

Other sources / (uses) – net	Financing and Investing	137	178
Increase (decrease) in cash and cash equivalents		$1,763	$12
____________

(1)	Includes $1.018 billion and $808 million to Williams in 2017 and 2016, respectively.
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Net (gain) loss on disposition of equity-method investments, Impairment of equity-method investments, and Impairment of and net (gain) loss on sale of assets and businesses. Our Net cash provided (used) by operating activities for the six months ended June 30, 2017, decreased from the same period in 2016 primarily due to the absence in 2017 of certain minimum volume commitment receipts due to contract restructurings, partially offset by higher operating income in 2017.
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

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2017.

Item 4
Controls and Procedures
Our management, including our general partner’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act) (Disclosure Controls) or our internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
On May 5, 2017, we entered into a Consent Order with the Georgia Department of Natural Resources, Environmental Protection Division (GEPD) pertaining to alleged violations of the Georgia Water Quality Control Act and associated rules arising from a permit issued by GEPD for construction of the Dalton Project. Pursuant to the Consent Order, we paid a fine of $168,750 and agreed to perform a Corrective Action Order to remedy the alleged violations.

Other
The additional information called for by this item is provided in Note 11 – Contingent Liabilities of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 6. Exhibits

Exhibit No.		Description

2.1§	—
Agreement and Plan of Merger dated as of May 12, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC (filed on May 13, 2015 as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

2.2*§	—
Membership Interest Purchase Agreement, dated as of April 13, 2017, among Williams Field Services Group, LLC, Williams Partners L.P., Williams Olefins, L.L.C., NOVA Chemicals Inc., and NOVA Chemicals Corporation.

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

4.1
Ninth Supplemental Indenture, dated as of June 5, 2017, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on June 5, 2017 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

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

32**	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema.

Exhibit No.		Description

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

**	Furnished herewith.

§	Pursuant to Item 601(b)(2) of Regulation S-K., the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS PARTNERS L.P.
(Registrant)
By: WPZ GP LLC, its general partner

/s/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
August 3, 2017