Form 10-Q
period 2017-09-30
WILLIAMS PARTNERS L.P.
filed 2017-11-02
CIK 1483096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had 956,238,020 common units and 17,583,753 Class B units outstanding as of October 30, 2017.

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

•
The impact of existing and future laws, regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

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

DEFINITIONS
The following is a listing of certain abbreviations, acronyms, and other industry terminology that may be used throughout this Form 10-Q.
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
Gulfstar One: Gulfstar One LLC
Jackalope: Jackalope Gas Gathering Services, L.L.C.
Northwest Pipeline: Northwest Pipeline, LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of September 30, 2017, we account for as an equity-method investment, including principally the following:
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

PART I – FINANCIAL INFORMATION

Williams Partners L.P.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions, except per-unit amounts)
Revenues:
Service revenues	$1,304	$1,252	$3,837	$3,688
Product sales	581	655	1,950	1,613
Total revenues	1,885	1,907	5,787	5,301
Costs and expenses:
Product costs	504	463	1,620	1,183
Operating and maintenance expenses	396	385	1,141	1,153
Depreciation and amortization expenses	424	426	1,280	1,293
Selling, general, and administrative expenses	140	147	450	467
Gain on sale of Geismar Interest (Note 3)	(1,095)	—	(1,095)	—
Impairment of certain assets (Note 10)	1,142	1	1,145	403
Other (income) expense – net	22	59	32	107
Total costs and expenses	1,533	1,481	4,573	4,606
Operating income (loss)	352	426	1,214	695
Equity earnings (losses)	115	104	347	302
Impairment of equity-method investments (Note 10)	—	—	—	(112)
Other investing income (loss) – net (Note 5)	4	28	277	29
Interest incurred	(210)	(236)	(645)	(715)
Interest capitalized	8	7	24	26
Other income (expense) – net	14	16	78	43
Income (loss) before income taxes	283	345	1,295	268
Provision (benefit) for income taxes	(1)	(6)	3	(85)
Net income (loss)	284	351	1,292	353
Less: Net income (loss) attributable to noncontrolling interests	25	25	79	67
Net income (loss) attributable to controlling interests	$259	$326	$1,213	$286
Allocation of net income (loss) for calculation of earnings per common unit:
Net income (loss) attributable to controlling interests	$259	$326	$1,213	$286
Allocation of net income (loss) to general partner	—	72	—	481
Allocation of net income (loss) to Class B units	4	7	21	(6)
Allocation of net income (loss) to common units	$255	$247	$1,192	$(189)
Basic earnings (loss) per common unit:
Net income (loss) per common unit	$.27	$.42	$1.26	$(.32)
Weighted-average number of common units outstanding (thousands)	956,047	591,304	944,008	589,498
Diluted earnings (loss) per common unit:
Net income (loss) per common unit	$.27	$.42	$1.26	$(.32)
Weighted-average number of common units outstanding (thousands)	956,365	591,567	944,333	589,498
Cash distributions per common unit	$.60	$.85	$1.80	$2.55

Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments	$(10)	$2	$(6)	$2
Reclassifications into earnings of net derivative instruments (gain) loss	1	—	(1)	—
Foreign currency translation activities:
Foreign currency translation adjustments	—	(16)	—	61
Reclassification into earnings upon sale of foreign entity	—	108	—	108
Other comprehensive income (loss)	(9)	94	(7)	171
Comprehensive income (loss)	275	445	1,285	524
Less: Comprehensive income attributable to noncontrolling interests	25	25	79	67
Comprehensive income (loss) attributable to controlling interests	$250	$420	$1,206	$457
See accompanying notes.

Williams Partners L.P.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2017	December 31, 2016
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,165	$145
Trade accounts and other receivables (net of allowance of $6 at September 30, 2017 and $6 at December 31, 2016)	778	926
Inventories	144	138
Other current assets and deferred charges	183	205
Total current assets	2,270	1,414
Investments	6,615	6,701
Property, plant, and equipment	38,140	38,247
Accumulated depreciation and amortization	(10,729)	(10,226)
Property, plant, and equipment – net	27,411	28,021
Intangible assets – net of accumulated amortization	8,872	9,662
Regulatory assets, deferred charges, and other	467	467
Total assets	$45,635	$46,265
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$751	$589
Affiliate	79	109
Accrued interest	160	258
Asset retirement obligations	37	61
Other accrued liabilities	621	804
Commercial paper	—	93
Long-term debt due within one year	502	785
Total current liabilities	2,150	2,699
Long-term debt	16,000	17,685
Asset retirement obligations	876	798
Deferred income tax liabilities	14	20
Regulatory liabilities, deferred income, and other	1,986	1,860
Contingent liabilities (Note 11)
Equity:
Partners’ equity:
Common units (956,237,532 and 607,064,550 units outstanding at September 30, 2017 and December 31, 2016, respectively)	22,143	18,300
Class B units (17,583,753 and 16,690,016 units outstanding at September 30, 2017 and December 31, 2016, respectively)	790	769
General partner	—	2,385
Accumulated other comprehensive income (loss)	(8)	(1)
Total partners’ equity	22,925	21,453
Noncontrolling interests in consolidated subsidiaries	1,684	1,750
Total equity	24,609	23,203
Total liabilities and equity	$45,635	$46,265

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Changes in Equity
(Unaudited)

	Williams Partners L.P.
	Limited Partners
	Common Units	Class B Units	General Partner	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2016	$18,300	$769	$2,385	$(1)	$21,453	$1,750	$23,203
Net income (loss)	1,192	21	—	—	1,213	79	1,292
Other comprehensive income (loss)	—	—	—	(7)	(7)	—	(7)
Conversion to noneconomic general partner interest (Note 1)	2,385	—	(2,385)	—	—	—	—
Distributions to The Williams Companies, Inc. - net	(5)	—	—	—	(5)	—	(5)
Sale of common units (Note 9)	2,227	—	—	—	2,227	—	2,227
Distributions to limited partners	(1,959)	—	—	—	(1,959)	—	(1,959)
Contributions from noncontrolling interests	—	—	—	—	—	15	15
Distributions to noncontrolling interests	—	—	—	—	—	(160)	(160)
Other	3	—	—	—	3	—	3
Net increase (decrease) in equity	3,843	21	(2,385)	(7)	1,472	(66)	1,406
Balance – September 30, 2017	$22,143	$790	$—	$(8)	$22,925	$1,684	$24,609

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,292	$353
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,280	1,293
Provision (benefit) for deferred income taxes	(6)	(86)
Net (gain) loss on disposition of equity-method investments	(269)	—
Impairment of equity-method investments	—	112
Gain on sale of Geismar Interest (Note 3)	(1,095)	—
Impairment of and net (gain) loss on sale of assets and businesses	1,132	438
Amortization of stock-based awards	6	17
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	111	175
Inventories	(23)	(2)
Other current assets and deferred charges	(11)	(9)
Accounts payable	54	(22)
Accrued liabilities	(90)	194
Affiliate accounts receivable and payable – net	(30)	(84)
Other, including changes in noncurrent assets and liabilities	(248)	(28)
Net cash provided (used) by operating activities	2,103	2,351
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(93)	(499)
Proceeds from long-term debt	1,698	3,663
Payments of long-term debt	(3,785)	(3,121)
Proceeds from sales of common units	2,184	250
Contributions from general partner	—	14
Distributions paid	(1,916)	(1,956)
Distributions to noncontrolling interests	(160)	(69)
Contributions from noncontrolling interests	15	27
Distributions to The Williams Companies, Inc. – net	(5)	—
Payments for debt issuance costs	(14)	(8)
Contribution to Gulfstream for repayment of debt	—	(148)
Other – net	(79)	(12)
Net cash provided (used) by financing activities	(2,155)	(1,859)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,687)	(1,472)
Dispositions – net	(27)	5
Proceeds from sale of businesses, net of cash divested	2,058	510
Proceeds from dispositions of equity-method investments	200	—
Purchases of and contributions to equity-method investments	(103)	(132)
Distributions from unconsolidated affiliates in excess of cumulative earnings	394	341
Other – net	237	228
Net cash provided (used) by investing activities	1,072	(520)
Increase (decrease) in cash and cash equivalents	1,020	(28)
Cash and cash equivalents at beginning of year	145	96
Cash and cash equivalents at end of period	$1,165	$68
_________
(1) Increases to property, plant, and equipment	$(1,815)	$(1,429)
Changes in related accounts payable and accrued liabilities	128	(43)
Capital expenditures	$(1,687)	$(1,472)
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
Unless the context clearly indicates otherwise, references in this report to “we,” “our,” “us,” or like terms refer to Williams Partners L.P. (WPZ) and its subsidiaries. Unless the context clearly indicates otherwise, references to “we,” “our,” and “us” include the operations in which we own interests accounted for as equity-method investments that are not consolidated in our financial statements. When we refer to our equity investees by name, we are referring exclusively to their businesses and operations.
We are a Delaware limited partnership whose common units are listed and traded on the New York Stock Exchange. WPZ GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. Our operations are located in the United States.
Financial Repositioning
In January 2017, we announced agreements with Williams, wherein Williams permanently waived the general partner’s incentive distribution rights (IDRs) and converted its 2 percent general partner interest in us to a noneconomic interest in exchange for 289 million newly issued common units. Pursuant to this agreement, Williams also purchased approximately 277 thousand common units for $10 million. Additionally, Williams purchased approximately 59 million common units at a price of $36.08586 per unit in a private placement transaction. According to the terms of this agreement, concurrent with our quarterly distributions in February 2017 and May 2017, Williams paid additional consideration totaling $56 million to us for these units. Following these transactions and as of September 30, 2017, Williams owns a 74 percent limited partner interest in us.
Description of Business
Effective January 1, 2017, we implemented organizational changes, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. Operations previously reported within the Central segment are now generally managed and presented within the West segment. Certain businesses previously reported within our NGL & Petchem Services segment are now managed and presented within the West, Atlantic-Gulf, and Northeast G&P segments. As a result, beginning with the reporting of first-quarter 2017, our operations are organized into the following reportable segments: Northeast G&P, Atlantic-Gulf, West, and NGL & Petchem Services. Certain other corporate activities are included in Other. Prior period segment disclosures have been recast for these segment changes.
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
NGL & Petchem Services is comprised of previously owned operations, including our 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana, which was sold in July 2017 (see Note 3 – Divestitures), and our refinery grade propylene splitter in the Gulf region, which was sold in June 2017. This segment also includes our previously owned Canadian assets, which included an oil sands offgas processing plant located near Fort McMurray, Alberta, and a natural gas liquid (NGL)/olefin fractionation facility at Redwater, Alberta. In September 2016, these Canadian operations were sold.
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
Accounting standards issued but not yet adopted
In August 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12). ASU 2017-12 applies to entities that elect hedge accounting in accordance with Accounting Standards Codification (ASC) 815. The ASU affects both the designation and measurement guidance for hedging relationships and the presentation of hedging results. ASU 2017-12 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2017-12 will be applied using a modified retrospective approach for cash flow and net investment hedges existing at the date of adoption and prospectively for the presentation and disclosure guidance. We do not expect ASU 2017-12 to have a material impact on our consolidated financial statements.

Notes (Continued)

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 modifies the concept of goodwill impairment to represent the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under ASU 2017-04, entities will no longer be required to determine the implied fair value of goodwill by assigning the fair value of a reporting unit to its individual assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is effective for goodwill impairment testing for interim and annual periods beginning after December 15, 2019, and requires a prospective transition. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017, and we plan to adopt ASU 2017-04 in the fourth quarter of 2017. Our West reportable segment has $47 million of goodwill included in Intangible assets - net of accumulated amortization in the Consolidated Balance Sheet.
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
We continue to evaluate the impact ASC 606 may have on our financial statements. For each revenue contract type, we conducted a formal contract review process to evaluate the impact, if any, that ASC 606 may have. As a result of that process, we expect our revenues will increase associated with accounting for noncash consideration, which exists primarily in certain of our gas processing contracts where we receive commodities as full or partial consideration for services provided. We also expect the increase in revenues will be offset by a similar increase in costs when the commodities received are subsequently monetized. We continue to evaluate contracts with a significant financing component, which may exist in situations where the timing of the consideration we receive varies significantly from the timing of when we provide the service, as well as certain contracts with tiered pricing structures, minimum volume commitments, and prepayments for services. As such, we are unable to determine the potential impact upon the amount

Notes (Continued)

and timing of revenue recognition. We continue to develop and evaluate disclosures required under the new standard, with a particular focus on the scope of contracts subject to disclosure of remaining performance obligations. Additionally, we have identified possible financial system and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition upon the adoption of ASC 606 as of January 1, 2018.
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
Note 2 – Variable Interest Entities
As of September 30, 2017, we consolidate the following variable interest entities (VIEs):
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
In December 2014, Constitution received approval from the Federal Energy Regulatory Commission (FERC) to construct and operate its proposed pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied the necessary water quality certification under Section 401 of the Clean Water Act for the New York portion of the pipeline. In May 2016, Constitution appealed the NYSDEC’s denial of the Section 401 certification to the United States Court of Appeals for the Second Circuit, and in August 2017 the court issued a decision denying in part and dismissing in part Constitution’s appeal. The court expressly declined to rule on Constitution’s argument that the delay in the NYSDEC’s decision on Constitution’s Section 401 application constitutes a waiver of the certification requirement. The court determined that it lacked jurisdiction to address that contention, and found that jurisdiction over the waiver issue lies exclusively with the United States Court of Appeals for the District of Columbia Circuit. As to the denial itself, the court determined that NYSDEC’s action was not arbitrary or capricious. Constitution filed a petition for rehearing of the Second Circuit Court’s decision, but in October the court denied our petition.
We remain steadfastly committed to the project, and in October 2017 we filed a petition for declaratory order requesting the FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of such statute.

Notes (Continued)

In light of the NYSDEC’s denial of the water quality certification and the actions taken to challenge the decision, the anticipated target in-service date is as early as the first half of 2019, which assumes the timely receipt of a Notice to Proceed from the FERC. An unfavorable resolution could result in the impairment of a significant portion of the capitalized project costs, which total $381 million on a consolidated basis at September 30, 2017, and are included within Property, plant, and equipment in the Consolidated Balance Sheet. Beginning in April 2016, we discontinued capitalization of development costs related to this project. It is also possible that we could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.
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
The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of our consolidated VIEs:

	September 30, 2017	December 31, 2016	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$42	$82	Cash and cash equivalents
Accounts receivable	77	91	Trade accounts and other receivables
Prepaid assets	1	3	Other current assets and deferred charges
Property, plant, and equipment – net	2,921	3,024	Property, plant, and equipment – net
Intangible assets – net	1,394	1,431	Intangible assets – net of accumulated amortization
Accounts payable	(18)	(44)	Accounts payable – trade
Accrued liabilities	(3)	(3)	Other accrued liabilities
Current deferred revenue	(58)	(63)	Other accrued liabilities
Noncurrent asset retirement obligations	(102)	(99)	Asset retirement obligations
Noncurrent deferred revenue associated with customer advance payments	(313)	(324)	Regulatory liabilities, deferred income, and other

Note 3 – Divestitures
On July 6, 2017, we completed the sale of Williams Olefins, L.L.C., a wholly owned subsidiary which owned our interest in the Geismar, Louisiana, olefins plant (Geismar Interest) for total consideration of $2.084 billion in cash. We received a final working capital adjustment of $12 million in October 2017. The assets and liabilities of the Geismar olefins plant were designated as held for sale within the NGL & Petchem Services segment during the first quarter of 2017. Upon closing of the sale, we entered into a long-term supply and transportation agreement with the purchaser to provide feedstock to the plant via our Bayou Ethane pipeline system. As a result of this sale, we recorded a gain of $1.095 billion in the third quarter of 2017. Following this sale, the cash proceeds were used to repay our $850 million term loan. We also plan to use these proceeds to fund a portion of the capital and investment expenditures that are a part of our growth portfolio.

Notes (Continued)

The following table presents the results of operations for the Geismar Interest, excluding the gain noted above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Income (loss) before income taxes of the Geismar Interest	$1	$61	$26	$109
In September 2016, we completed the sale of subsidiaries conducting Canadian operations (such subsidiaries, the Canadian disposal group). Consideration received totaled $672 million, net of $13 million of cash divested and subject to customary working capital adjustments. Consideration also included $150 million in the form of a waiver of incentive distributions otherwise payable to Williams in the fourth quarter of 2016. The waiver recognized certain affiliate contracts wherein our Canadian operations provided services to Williams. The proceeds were primarily used to reduce borrowings on credit facilities.
During the second quarter of 2016, we designated these operations as held for sale. As a result, we measured the fair value of the disposal group as of June 30, 2016, resulting in an impairment charge of $341 million, reflected in Impairment of certain assets in the Consolidated Statement of Comprehensive Income (Loss). (See Note 10 - Fair Value Measurements.) Upon completion of the sale, we recorded an additional loss of $32 million at our NGL & Petchem Services segment for the three and nine months ended September 30, 2016, primarily reflecting revisions to the sales price and including an $11 million benefit related to transactions to hedge our foreign currency exchange risk on the Canadian proceeds, reflected in Other (income) expense – net within Costs and expenses in the Consolidated Statement of Comprehensive Income (Loss).
The following table presents the results of operations for the Canadian disposal group, excluding the impairment and loss noted above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Income (loss) before income taxes of the Canadian disposal group	$—	$16	$—	$(9)

Note 4 – Allocation of Net Income (Loss) and Distributions
The components of Net income (loss) within Equity are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Net income (loss) allocated to common limited partners’ equity (1)	$255	$106	$1,192	$(132)
Net income (loss) allocated to Class B limited partners’ equity	4	3	21	(4)
Net income (loss) allocated to general partner’s equity (1) (2)	—	217	—	422
Net income (loss) attributable to noncontrolling interests	25	25	79	67
Net income (loss)	$284	$351	$1,292	$353

(1)
Net income (loss) allocated to equity accounts above considers distributions paid to partners during the current reporting period, while Net income (loss) allocated within the Consolidated Statement of Comprehensive Income (Loss) considers distributions declared for the current reporting period, but paid in the subsequent period. The differences between Net income (loss) allocated to equity accounts and Net income (loss) allocated within the

Notes (Continued)

Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016, are primarily due to the timing of the waiver of IDRs associated with the sale of our Canadian operations (See Note 3 – Divestitures.) The nine months ended September 30, 2016, differences are also due to the timing of the waiver of IDRs associated with the Termination Agreement. (See Note 1 – General, Description of Business, and Basis of Presentation.)

(2)
As part of the first quarter 2017 Financial Repositioning (see Note 1 – General, Description of Business, and Basis of Presentation), our general partner interest in us was converted to a noneconomic interest and therefore no longer receives an allocation of net income.

Common Units
The Board of Directors of our general partner declared a cash distribution of $0.60 per common unit on October 23, 2017, to be paid on November 10, 2017, to unitholders of record at the close of business on November 3, 2017.
Class B Units
The Class B units are not entitled to cash distributions. Instead, prior to conversion into common units, the Class B units receive quarterly distributions of additional paid-in-kind Class B units. Effective February 10, 2015, each Class B unit became convertible at the election of either us or the holders of such Class B unit into a common unit on a one-for-one basis. The Board of Directors of our general partner has authorized the issuance of 269,335 Class B units associated with the third-quarter distribution, to be issued on November 10, 2017.
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

Notes (Continued)

Summarized Results of Operations for Certain Equity-Method Investments
The table below presents aggregated selected income statement data for our investments in Discovery, Gulfstream, and Appalachia Midstream Investments, which were considered significant as of September 30, 2016, in accordance with Regulation S‑X 4‑08(g).

	Nine Months Ended
	September 30,
	2017	2016
	(Millions)
Gross revenue	$760	$648
Operating income	439	376
Net income	393	321
Note 6 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Atlantic-Gulf
Amortization of regulatory assets associated with asset retirement obligations	$8	$8	$25	$25
Accrual of regulatory liability related to overcollection of certain employee expenses	5	6	16	19
Project development costs related to Constitution (see Note 2)	4	11	12	19
West
Gains on contract settlements and terminations	—	—	(15)	—
NGL & Petchem Services
Gain on sale of Refinery Grade Propylene Splitter	—	—	(12)	—
Net foreign currency exchange (gains) losses (1)	—	—	—	11
Loss on sale of Canadian operations (see Note 3)	4	32	—	32

(1)	Primarily relates to gains and losses incurred on foreign currency transactions and the remeasurement of U.S. dollar denominated current assets and liabilities within our former Canadian operations.
Additional Items
Certain additional items included in the Consolidated Statement of Comprehensive Income (Loss) are as follows:

•
Service revenues were reduced by $15 million for the nine months ended September 30, 2016, related to potential refunds associated with a ruling received in certain rate case litigation within the Atlantic-Gulf segment.

•
Selling, general, and administrative expenses and Operating and maintenance expenses for the three and nine months ended September 30, 2017 includes severance and other related costs. The nine months ended September 30, 2016, includes $25 million in severance and other related costs associated with an approximate 10 percent reduction in workforce in the first quarter of 2016. The amounts by segment are as follows:

Notes (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Northeast G&P	$—	$—	$—	$3
Atlantic-Gulf	—	—	—	8
West	—	—	—	10
NGL & Petchem Services	—	—	—	4
Other	5	—	18	—

•
Other income (expense) – net below Operating income (loss) includes $17 million and $54 million for the three and nine months ended September 30, 2017, respectively, and $17 million and $46 million for the three and nine months ended September 30, 2016, respectively, for allowance for equity funds used during construction within the Atlantic-Gulf segment.

•
Other income (expense) – net below Operating income (loss) for the three months ended September 30, 2017 includes a net loss of $3 million associated with the July 3, 2017 early retirement of $1.4 billion of 4.875 percent senior unsecured notes that were due in 2023. The net loss for the July 3, 2017 early retirement within the Other segment reflects $51 million of unamortized premium, offset by $54 million in premiums paid. (See Note 8 – Debt and Banking Arrangements.)

•
Other income (expense) – net below Operating income (loss) for the nine months ended September 30, 2017 includes a net gain of $27 million associated with the early retirement of debt. The gain is comprised of a $30 million net gain associated with the February 23, 2017 early retirement of $750 million of 6.125 percent senior unsecured notes that were due in 2022, partially offset by a $3 million net loss associated with the July 3, 2017 early retirement discussed above. The net gain for the February 23, 2017 early retirement within the Other segment reflects $53 million of unamortized premium, partially offset by $23 million in premiums paid. (See Note 8 – Debt and Banking Arrangements.)

Note 7 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Current:
State	$4	$(1)	$9	$—
Foreign	—	1	—	1
	4	—	9	1

Deferred:
State	(5)	—	(6)	(4)
Foreign	—	(6)	—	(82)
	(5)	(6)	(6)	(86)
Provision (benefit) for income taxes	$(1)	$(6)	$3	$(85)
We are not a taxable entity for U.S. federal income tax purposes. However, our income apportionable to Texas is subject to Texas margin tax. For the three and nine months ended September 30, 2017, the variance from the federal statutory rate, which is zero percent as a non-taxable entity, was primarily due to our allocable share of Texas margin tax.
The variance for the three months ended September 30, 2016, from the federal statutory rate was primarily due to taxes on foreign operations and our allocable share of Texas margin tax.

Notes (Continued)

The variance for the nine months ended September 30, 2016, from the federal statutory rate was primarily due to taxes on foreign operations, which includes the tax effect of a $341 million impairment associated with our Canadian operations (see Note 10 – Fair Value Measurements and Guarantees) and our allocable share of Texas margin tax.
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
Other financing obligation
During the construction of Transco’s Dalton expansion project, we received funding from a partner for its proportionate share of construction costs related to its undivided ownership interest in the project. Amounts received were recorded within noncurrent liabilities. Upon placing the project in service during the third quarter of 2017, we began leasing this partner’s undivided interest in the lateral, including the associated pipeline capacity, and reclassified approximately $237 million of funding previously received from our partner from noncurrent liabilities to debt to reflect the financing obligation payable to our partner over an expected term of 35 years.
Commercial Paper Program
As of September 30, 2017, no Commercial paper was outstanding under our $3 billion commercial paper program.

Notes (Continued)

Credit Facilities

	September 30, 2017
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
Distribution Reinvestment Program
The August 2017 distribution resulted in 378,631 common units issued to the public at a discounted average price of $38.24 per unit associated with the reinvested distributions of $14 million.
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2017:
Measured on a recurring basis:
ARO Trust investments	$127	$127	$127	$—	$—
Energy derivatives assets not designated as hedging instruments	2	2	1	—	1
Energy derivatives liabilities designated as hedging instruments	(6)	(6)	(5)	(1)	—
Energy derivatives liabilities not designated as hedging instruments	(5)	(5)	(2)	—	(3)
Additional disclosures:
Other receivables	12	12	12	—	—
Long-term debt, including current portion	(16,502)	(17,973)	—	(17,973)	—

Assets (liabilities) at December 31, 2016:
Measured on a recurring basis:
ARO Trust investments	$96	$96	$96	$—	$—
Energy derivatives assets designated as hedging instruments	2	2	—	2	—
Energy derivatives assets not designated as hedging instruments	1	1	—	—	1
Energy derivatives liabilities not designated as hedging instruments	(6)	(6)	—	—	(6)
Additional disclosures:
Other receivables	15	15	15	—	—
Long-term debt, including current portion	(18,470)	(18,907)	—	(18,907)	—

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
Energy derivatives: Energy derivatives include commodity-based exchange-traded contracts and over-the-counter contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Energy derivatives assets are

Notes (Continued)

reported in Other current assets and deferred charges and Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Energy derivatives liabilities are reported in Other accrued liabilities and Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2017 or 2016.
Additional fair value disclosures
Other receivables: Other receivables consist of margin deposits, which are reported in Other current assets and deferred charges in the Consolidated Balance Sheet. The disclosed fair value of our margin deposits is considered to approximate the carrying value generally due to the short-term nature of these items.
Long-term debt, including current portion: The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair value of the financing obligation associated with our Dalton lateral, which is included within long-term debt, was determined using an income approach (see Note 8 - Debt and Banking Arrangements).
Nonrecurring fair value measurements
The following table presents impairments of assets and investments associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy.

					Impairments
					Nine Months Ended September 30,
	Classification	Segment	Date of Measurement	Fair Value	2017	2016
				(Millions)
Certain gathering operations (1)	Property, plant, and equipment – net and Intangible assets - net of accumulated amortization	West	September 30, 2017	$439	$1,019
Certain gathering operations (2)	Property, plant, and equipment – net and Intangible assets - net of accumulated amortization	Northeast G&P	September 30, 2017	21	115
Canadian operations (3)	Assets held for sale	NGL & Petchem Services	June 30, 2016	924		$341
Certain gathering operations (4)	Property, plant, and equipment – net	West	June 30, 2016	18		48
Level 3 fair value measurements of certain assets					1,134	389
Other impairments and write-downs (5)					11	14
Impairment of certain assets					$1,145	$403

Equity-method investments (6)	Investments	West and Northeast G&P	March 31, 2016	$1,294		$109
Other equity-method investment	Investments	West	March 31, 2016	—		3
Impairment of equity-method investments						$112
_________________

(1)
Relates to certain gathering operations in the Mid-Continent region. During the third quarter of 2017, we received solicitations and engaged in negotiations for the sale of certain of these assets which led to our impairment

Notes (Continued)

evaluation. The estimated fair value was determined using an income approach and incorporated market inputs based on ongoing negotiations for a potential sale of a portion of the underlying assets. For the income approach, we utilized a discount rate of 10.2 percent, reflecting an estimate of our cost of capital and risks associated with the underlying assets.

(2)
Relates to certain gathering operations in the Marcellus South region resulting from an anticipated decline in future volumes following a third-quarter 2017 shut-in by the primary producer. The estimated fair value was determined by the income approach utilizing a discount rate of 11.1 percent, reflecting an estimate of our cost of capital and risks associated with the underlying assets.

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

(5)
Reflects multiple individually insignificant impairments and write-downs of other certain assets that may no longer be in use or are surplus in nature for which the fair value was determined to be lower than the carrying value.

(6)
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
Note 11 – Contingent Liabilities
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2017, we have accrued liabilities totaling $16 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. Certain assessment studies are still in process

Notes (Continued)

for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered, and the final cleanup standards mandated by the EPA and other governmental authorities.
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. More recent rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, air quality standards for one hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. On October 1, 2015, the EPA issued its rule regarding National Ambient Air Quality Standards for ground-level ozone, setting a standard of 70 parts per billion. We are monitoring the rule’s implementation and evaluating potential impacts to our operations. For these and other new regulations, we are unable to estimate the costs of asset additions or modifications necessary to comply due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2017, we have accrued liabilities of $8 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2017, we have accrued liabilities totaling $8 million for these costs.
Geismar Incident
On June 13, 2013, an explosion and fire occurred at our formerly owned Geismar olefins plant and rendered the facility temporarily inoperable (Geismar Incident). As a result, there were two fatalities and numerous individuals (including employees and contractors) reported injuries. We are addressing the following contingent liabilities in connection with the Geismar Incident.
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
Royalty Matters
Certain of our customers, including one major customer, have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases filed in Pennsylvania and Oklahoma based on allegations that we improperly participated with that major customer in causing the alleged royalty underpayments. The Oklahoma case was transferred to Texas and, on October 2, 2017, voluntarily dismissed

Notes (Continued)

by the plaintiff. We believe that the claims asserted are subject to indemnity obligations owed to us by that major customer. Due to the preliminary status of the cases, we are unable to estimate a range of potential loss at this time.
Unitholder Litigation
On March 7, 2016, a purported unitholder of us filed a putative class action on behalf of certain purchasers of our units in U.S. District Court in Oklahoma. The action names as defendants us, Williams, Williams Partners GP LLC, Alan S. Armstrong, and former Chief Financial Officer Donald R. Chappel and alleges violations of certain federal securities laws for failure to disclose Energy Transfer Equity, L.P.’s intention to pursue a purchase of Williams conditioned on Williams not closing the WPZ Public Unit Exchange when announcing the WPZ Public Unit Exchange. The complaint seeks, among other things, damages and an award of costs and attorneys’ fees. The plaintiff filed an amended complaint on August 31, 2016. On October 17, 2016, we requested the court dismiss the action, and on March 8, 2017, the court dismissed the complaint with prejudice. On April 7, 2017, the plaintiff filed a notice of appeal. We cannot reasonably estimate a range of potential loss at this time.
Other
In addition to the foregoing, various other proceedings are pending against us which are incidental to our operations, none of which are expected to be material to our expected future annual results of operations, liquidity, and financial position.
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

Notes (Continued)

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
	(Millions)
Three Months Ended September 30, 2017
Segment revenues:
Service revenues
External	$207	$553	$544	$—	$—	$1,304
Internal	7	11	—	—	(18)	—
Total service revenues	214	564	544	—	(18)	1,304
Product sales
External	56	57	459	9	—	581
Internal	5	49	26	—	(80)	—
Total product sales	61	106	485	9	(80)	581
Total revenues	$275	$670	$1,029	$9	$(98)	$1,885

Three Months Ended September 30, 2016
Segment revenues:
Service revenues
External	$204	$508	$524	$16	$—	$1,252
Internal	10	14	—	—	(24)	—
Total service revenues	214	522	524	16	(24)	1,252
Product sales
External	36	78	302	239	—	655
Internal	7	59	64	3	(133)	—
Total product sales	43	137	366	242	(133)	655
Total revenues	$257	$659	$890	$258	$(157)	$1,907

Nine Months Ended September 30, 2017
Segment revenues:
Service revenues
External	$621	$1,620	$1,589	$7	$—	$3,837
Internal	27	27	—	—	(54)	—
Total service revenues	648	1,647	1,589	7	(54)	3,837
Product sales
External	159	201	1,233	357	—	1,950
Internal	22	164	143	8	(337)	—
Total product sales	181	365	1,376	365	(337)	1,950
Total revenues	$829	$2,012	$2,965	$372	$(391)	$5,787

Nine Months Ended September 30, 2016
Segment revenues:
Service revenues
External	$627	$1,431	$1,583	$47	$—	$3,688
Internal	22	27	—	—	(49)	—
Total service revenues	649	1,458	1,583	47	(49)	3,688
Product sales
External	82	177	785	569	—	1,613
Internal	18	134	129	14	(295)	—
Total product sales	100	311	914	583	(295)	1,613
Total revenues	$749	$1,769	$2,497	$630	$(344)	$5,301

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Comprehensive Income (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Modified EBITDA by segment:
Northeast G&P	$115	$214	$588	$656
Atlantic-Gulf	430	423	1,334	1,165
West	(615)	363	126	1,002
NGL & Petchem Services	1,084	70	1,165	(194)
Other	(14)	—	(5)	—
	1,000	1,070	3,208	2,629
Accretion expense associated with asset retirement obligations for nonregulated operations	(8)	(8)	(25)	(24)
Depreciation and amortization expenses	(424)	(426)	(1,280)	(1,293)
Equity earnings (losses)	115	104	347	302
Impairment of equity-method investments	—	—	—	(112)
Other investing income (loss) – net	4	28	277	29
Proportional Modified EBITDA of equity-method investments	(202)	(194)	(611)	(574)
Interest expense	(202)	(229)	(621)	(689)
(Provision) benefit for income taxes	1	6	(3)	85
Net income (loss)	$284	$351	$1,292	$353
The following table reflects Total assets by reportable segment.

	Total Assets
	September 30, 2017	December 31, 2016
	(Millions)
Northeast G&P	$14,395	$13,436
Atlantic-Gulf	14,531	14,176
West	16,014	18,479
NGL & Petchem Services	33	1,112
Other (1)	1,210	161
Eliminations (2)	(548)	(1,099)
Total	$45,635	$46,265

(1)	Increase in Other due to increased cash balance.

(2)	Eliminations primarily relate to the intercompany accounts and notes receivable generated by our cash management program.

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

•
NGL & Petchem Services is comprised of previously owned operations, including an 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana, which was sold in July 2017 (see Note 3 – Divestitures of Notes to Consolidated Financial Statements), and a refinery grade propylene splitter in the Gulf region, which was sold in June 2017. This segment also includes our previously owned Canadian assets which included an oil sands offgas processing plant near Fort McMurray, Alberta, and a NGL/olefin fractionation facility at Redwater, Alberta. In September 2016, these Canadian operations were sold.

Financial Repositioning
In January 2017, we announced agreements with Williams, wherein Williams permanently waived the general partner’s IDRs and converted its 2 percent general partner interest in us to a noneconomic interest in exchange for 289 million newly issued common units. Pursuant to this agreement, Williams also purchased approximately 277 thousand common units for $10 million. Additionally, Williams purchased approximately 59 million common units at a price of $36.08586 per unit in a private placement transaction. According to the terms of this agreement, concurrent with our quarterly distributions in February 2017 and May 2017, Williams paid additional consideration totaling $56 million to us for these units. Following these transactions and as of September 30, 2017, Williams owns a 74 percent limited partner interest in us.
Distributions
On October 23, 2017, our general partner’s Board of Directors approved a quarterly distribution to unitholders of $0.60 per common unit on November 10, 2017, on our outstanding common units to unitholders of record at the close of business on November 3, 2017.
Overview of Nine Months Ended September 30, 2017
Net income (loss) attributable to controlling interests for the nine months ended September 30, 2017, changed favorably by $927 million compared to the nine months ended September 30, 2016, reflecting a $519 million improvement in operating income, a gain of $269 million associated with the disposition of certain equity-method investments in 2017, and the absence of $112 million of impairments of equity-method investments incurred in 2016. The improvement in operating income is primarily due to a gain of $1.095 billion from the sale of our Geismar Interest, increased service revenue associated with expansion projects, and lower costs and expenses, partially offset by $100 million decrease in product margins primarily due to the loss of olefins volumes as a result of the sale of our Gulf Olefins and Canadian operations and a $742 million increase in Impairments of certain assets.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our annual consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K dated May 25, 2017.
Pension Deferred Vested Benefit Early Payout Program
In September 2017, Williams initiated a program to pay out certain deferred vested pension benefits to reduce investment risk, cash funding volatility, and administrative costs. Eligible participants had until October 31, 2017, to make elections. As a result of these payouts and based on current assumptions, Williams expects to record a pre-tax, non-cash settlement charge in the fourth quarter of 2017. Williams estimates the charge will be between $70 million and $100 million, largely dependent upon the actual level of participation as well as the actuarial assumptions used to measure the pension plans’ assets and obligations, including the discount rates. We expect to be charged by and pay Williams for a portion of this expense.

Management’s Discussion and Analysis (Continued)

Atlantic-Gulf
New York Bay Expansion
In October 2017, the New York Bay Expansion to the Transco system was placed into service. The project expanded Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point and the Narrows meter station in New York. The project increased capacity by 115 Mdth/d.
Dalton
In August 2017, the Dalton expansion to the Transco system was placed into service. This project expanded Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from our Station 210 in New Jersey to markets in northwest Georgia. On April 1, 2017, we began providing firm transportation service through the mainline portion of the project on an interim basis and we placed the full project into service in August 2017. The project increased capacity by 448 Mdth/d.
Hillabee
In July 2017, Phase I of the Hillabee Expansion Project was placed into service. The project involves an expansion of Transco’s existing natural gas transmission system from our Station 85 in west central Alabama to a new interconnection with the Sabal Trail pipeline in Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. We placed a portion of Phase I into service in June of 2017 and the remainder of Phase I into service in July of 2017. Phase I increased capacity by 818 Mdth/d. The in-service date of Phase II is planned for the second quarter of 2020 and together they are expected to increase capacity by 1,025 Mdth/d.
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
In August 2017, the Court of Appeals for the District of Columbia Circuit granted an appeal of the FERC certificate order for the Southeast Market Pipelines projects (a group of related projects, including the Hillabee Expansion Project) filed by certain non-governmental organizations. In doing so, the court (i) remanded the matter to the FERC for preparation of an Environmental Impact Statement that conforms with the court’s opinion regarding quantifying certain greenhouse gas emissions, and (ii) vacated the FERC’s certificate order for the projects, which would be effective following the court’s mandate (by court order, the mandate will not issue until after disposition of all petitions for rehearing). We, along with other intervenors, and the FERC have filed petitions for rehearing with the court to overturn the remedy that would involve vacating the FERC certificate order. If the court’s mandate is issued prior to the FERC re-issuing certificate authority for the projects, we believe that the FERC will take the necessary steps (which may include issuing temporary certificate authority) to avoid any lapse in federal authorization for the projects.
Hurricanes Harvey and Irma
We are not aware of any major damage to our facilities as a result of Hurricanes Harvey and Irma.
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

Management’s Discussion and Analysis (Continued)

$269 million reflected in Other investing income (loss) – net in the Consolidated Statement of Comprehensive Income (Loss) within the West segment. (See Note 5 – Investing Activities of Notes to Consolidated Financial Statements.)
NGL & Petchem Services
Geismar olefins facility monetization
In July 2017, we completed the sale of our Geismar Interest for $2.084 billion in cash. We received a final working capital adjustment of $12 million in October 2017. Additionally, we entered into a long-term supply and transportation agreement with the purchaser to provide feedstock to the plant via our Bayou Ethane pipeline system, which is expected to provide a long-term fee-based revenue stream. (See Note 3 – Divestitures of Notes to Consolidated Financial Statements.)
Following this sale, the cash proceeds were used to repay our $850 million term loan. We also plan to use these proceeds to fund a portion of the capital and investment expenditures that are a part of our growth portfolio.
Commodity Prices
NGL per-unit margins were approximately 64 percent higher in the first nine months of 2017 compared to the same period of 2016 due to a 42 percent increase in per-unit non-ethane prices. The per-unit margin increase also reflects the absence of our former Canadian operations which had lower per-unit non-ethane margins in the prior year compared to our domestic operations. These favorable impacts were partially offset by an approximate 37 percent increase in per-unit natural gas feedstock prices.
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

Gathering and Processing Per Unit NGL Margin with Production and Sales Volumes by Quarter (excludes partially owned plants)

$ per gallon
Gallons (Millions)
0.70
0.60
0.50
0.40
0.30
0.20
0.10
0.00
800
700
600
500
400
300
200
100
0
Q4'14
Q1'15
Q2'15
Q3'15
Q4'15
Q1'16
Q2'16
Q3'16
Q4'16
Q1'17
Q2'17
Q3'17
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
Our growth capital and investment expenditures in 2017 are expected to be between $2.1 billion and $2.8 billion. Approximately $1.4 billion to $1.9 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining growth capital spending in 2017 primarily reflects investment in gathering and processing systems in the Northeast G&P segment limited primarily to known new producer volumes, including volumes that support Transco expansion projects including our Atlantic Sunrise project. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.

Management’s Discussion and Analysis (Continued)

As a result of our significant continued capital and investment expenditures on Transco expansions and fee-based gathering and processing projects, as well as the sale of our Canadian operations and Geismar Interest, fee-based businesses are becoming an even more significant component of our portfolio and serve to reduce the influence of commodity price fluctuations on our operating results and cash flows. We expect to benefit as continued growth in demand for low-cost natural gas is driven by increases in LNG exports, industrial demand and power generation. For the remainder of 2017, current forward market prices indicate oil and natural gas prices are expected to be relatively comparable to the same period in 2016, while NGL prices are expected to be higher. However, some of our customers may continue to curtail or delay drilling plans until there is a more sustained recovery in prices, which may negatively impact our gathering and processing volumes. The credit profiles of certain of our producer customers have been, and may continue to be, challenged as a result of lower energy commodity prices. Unfavorable changes in energy commodity prices or the credit profile of our producer customers may also result in noncash impairments of our assets.
In 2017, our operating results are expected to include increases from our regulated Transco fee-based business primarily related to projects recently placed in-service or expected to be placed in-service in 2017. For our non-regulated businesses, we anticipate increases in fee-based revenue due to expanded capacity in the Eastern Gulf area and a slight increase in fee-based revenue in the Northeast G&P segment. Partially offsetting these increases are expected declines in fee-based revenue in the West segment. We expect overall gathering and processing volumes to remain steady in 2017 and increase thereafter to meet the growing demand for natural gas and natural gas products. We also anticipate lower general and administrative expenses due to cost reduction initiatives and asset monetizations.
Potential risks and obstacles that could impact the execution of our plan include:

•	Opposition to infrastructure projects, including the risk of delay or denial in permits and approvals needed for our projects;
•Unexpected significant increases in capital expenditures or delays in capital project execution;
•Counterparty credit and performance risk, including that of Chesapeake Energy Corporation and its affiliates;

•	Lower than anticipated demand for natural gas and natural gas products which could result in lower than expected volumes, energy commodity prices and margins;
•General economic, financial markets, or further industry downturn, including increased interest rates;
•Physical damages to facilities, including damage to offshore facilities by named windstorms;

•	Other risks set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 22, 2017.
We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of energy infrastructure assets which continue to serve key growth markets and supply basins in the United States.
Expansion Projects
Our ongoing major expansion projects include the following:
Northeast G&P
Appalachian Basin Expansion
We recently agreed to expand our services to a customer to provide 660 MMcf/d of processing wet gas capacity in the Marcellus and Upper Devonian Shale in West Virginia. Associated with this agreement, we expect to further expand the processing capacity of our Oak Grove facility, which has the ability to increase capacity by an additional 1.8 Bcf/d. Additionally, with the same customer, we secured a gathering dedication agreement to gather dry gas in this same region. These expansions will be supported by long-term, fee-based agreements and volumetric commitments.

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
Atlantic-Gulf
Atlantic Sunrise
In February 2017, we received approval from the FERC to expand Transco’s existing natural gas transmission system along with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in west central Alabama. We placed a portion of the mainline project facilities into service September 1, 2017 and it increased capacity by 400 Mdth/d. We plan to place the full project into service during mid-2018, assuming timely receipt of all remaining regulatory approvals. The full project is expected to increase capacity by 1,700 Mdth/d.
Constitution Pipeline
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
In December 2014, Constitution received approval from the FERC to construct and operate its proposed pipeline, which will have an expected capacity of 650 Mdth/d. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied the necessary water quality certification under Section 401 of the Clean Water Act for the New York portion of the pipeline. In May 2016, Constitution appealed the NYSDEC’s denial of the Section 401 certification to the United States Court of Appeals for the Second Circuit and in August 2017, the court issued a decision denying in part and dismissing in part Constitution’s appeal. The court expressly declined to rule on Constitution’s argument that the delay in the NYSDEC’s decision on Constitution’s Section 401 application constitutes a waiver of the certification requirement. The court determined that it lacked jurisdiction to address that contention, and found that jurisdiction over the waiver issue lies exclusively with the United States Court of Appeals for the District of Columbia Circuit. As to the denial itself, the court determined that NYSDEC’s action was not arbitrary or capricious. Constitution filed a petition for rehearing of the Second Circuit Court’s decision, but in October the court denied our petition.
We remain steadfastly committed to the project and in October 2017 we filed a petition for declaratory order requesting the FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of such statute.
In light of the NYSDEC’s denial of the water quality certification and the actions taken to challenge the decision, the anticipated target in-service date is as early as the first half of 2019, which assumes the timely receipt of a Notice to Proceed from the FERC. (See Note 2 – Variable Interest Entities of Notes to Consolidated Financial Statements.)
Garden State
In April 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 210 in New Jersey to a new interconnection on our Trenton Woodbury Lateral in New Jersey. The project will be constructed in phases and is expected to increase capacity by 180 Mdth/d. We placed the initial phase of the project into service on September 9, 2017 and plan to place the remaining portion of the project into service during the second quarter of 2018.

Management’s Discussion and Analysis (Continued)

Gulf Connector
In August 2016, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in Wharton and San Patricio Counties, Texas. The project will be constructed in two phases, and we plan to place both phases into service during the first half of 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 475 Mdth/d.
Hillabee
In February 2016, the FERC issued a certificate order for the initial phases of Transco’s Hillabee Expansion Project. The project involves an expansion of Transco’s existing natural gas transmission system from Station 85 in west central Alabama to a new interconnection with the Sabal Trail pipeline in Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. We placed a portion of Phase I into service in June of 2017 and the remainder of Phase I into service in July of 2017. Phase I increased capacity by 818 Mdth/d. The in-service date of Phase II is planned for the second quarter of 2020 and together they are expected to increase capacity by 1,025 Mdth/d. See Atlantic-Gulf within Overview of Nine Months Ended September 30, 2017.
Norphlet Project
In March 2016, we announced that we have reached an agreement to provide deepwater gas gathering services to the Appomattox development in the Gulf of Mexico. The project will provide offshore gas gathering services to our existing Transco lateral, which will provide transmission services onshore to our Mobile Bay processing facility. We also plan to make modifications to our Main Pass 261 Platform to install an alternate delivery route from the platform, as well as modifications to our Mobile Bay processing facility. The project is scheduled to go into service during the second half of 2019.
Northeast Supply Enhancement
In March 2017, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. We plan to place the project into service in late 2019 or during the first half of 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 400 Mdth/d.
Virginia Southside II
In July 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from our Station 210 in New Jersey and our Station 165 in Virginia to a proposed delivery point on a new lateral extending from our Brunswick Lateral in Virginia. We plan to place the project into service during the fourth quarter of 2017 and it is expected to increase capacity by 250 Mdth/d.
West
Eagle Ford
We plan to expand our gathering infrastructure in the Eagle Ford region in order to meet our customers’ production plans. The expansion of the gathering infrastructure includes the addition of well connections and gathering pipeline to the existing systems.
North Seattle Lateral Upgrade
In May 2017, we filed an application with the FERC to expand delivery capabilities on Northwest Pipeline’s North Seattle Lateral. The project consists of the removal and replacement of up approximately 5.9 miles of 8-

Management’s Discussion and Analysis (Continued)

inch diameter pipeline with new 20-inch diameter pipeline. We plan to place the project into service as early as the fourth quarter of 2019. The project is expected to increase capacity by up to 159 Mdth/d.
Critical Accounting Estimates
Constitution Pipeline Capitalized Project Costs
As of September 30, 2017, Property, plant, and equipment in our Consolidated Balance Sheet includes approximately $381 million of capitalized project costs for Constitution, for which we are the construction manager and own a 41 percent consolidated interest. As a result of the events discussed in Company Outlook, we evaluated the capitalized project costs for impairment as recently as September 30, 2017, and determined that no impairment was necessary. Our evaluation considered probability-weighted scenarios of undiscounted future net cash flows, including a scenario assuming construction of the pipeline, as well as a scenario where the project does not proceed. We continue to monitor the capitalized project costs associated with Constitution for potential impairment.

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
As disclosed in our 2016 Annual Report on Form 10–K and subsequent Quarterly Reports on Form 10–Q, we may monetize assets that are not core to our strategy which could result in impairments of certain equity–method investments, property, plant, and equipment, and intangible assets. Such impairments could potentially be caused by indications of fair value implied through the monetization process or, in the case of asset dispositions that are part of a broader asset group, the impact of the loss of future estimated cash flows.
During the third quarter of 2017, we received solicitations and engaged in negotiations for the sale of certain gas gathering assets within the Mid-Continent region. As a result of these events, we evaluated the Mid-Continent asset group, which includes property, plant, and equipment and intangible assets, for impairment. Our evaluation considered the likelihood of divesting certain assets within the Mid-Continent region as well as information developed from the negotiation process that impacted our estimate of future cash flows associated with these assets. The estimated undiscounted future cash flows were determined to be below the carrying amount for these assets. We computed the estimated fair value using an income approach and incorporated market inputs based on ongoing negotiations for the potential sale of a portion of the underlying assets. For the income approach, we utilized a discount rate of 10.2 percent, reflecting an estimate of our cost of capital and risks associated with the underlying assets. As a result of this evaluation, we recorded an impairment charge of $1.019 billion for the difference between the estimated fair value and carrying amount of these assets.
Judgments and assumptions are inherent in estimating undiscounted future cash flows, fair values, and the probability-weighting of possible outcomes. The use of alternate judgments and assumptions could result in a different determination affecting the consolidated financial statements.

Equity-Method Investment in UEOM
As of September 30, 2017, the carrying value of our equity-method investment in UEOM is $1.4 billion. During the third quarter of 2017, we became aware of potential changes to the future drilling plans of a certain producer which could delay and/or reduce volumes available for processing at UEOM. As a result, we evaluated this investment for impairment at September 30, 2017, and determined that no impairment was necessary.

Management’s Discussion and Analysis (Continued)

We estimated the fair value of our investment in UEOM using an income approach that included probability-weighted scenarios assuming varying levels of volume declines, as well as a scenario with less volume degradation as a result of an assumed sale of the underlying reserves to another producer. We utilized a discount rate of 10.8 percent. The estimated fair value of our investment in UEOM exceeded its carrying value by more than 10 percent. Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and scenario probabilities. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the consolidated financial statements.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change*	% Change*	2017	2016	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,304	$1,252	+52	+4%	$3,837	$3,688	+149	+4%
Product sales	581	655	-74	-11%	1,950	1,613	+337	+21%
Total revenues	1,885	1,907			5,787	5,301
Costs and expenses:
Product costs	504	463	-41	-9%	1,620	1,183	-437	-37%
Operating and maintenance expenses	396	385	-11	-3%	1,141	1,153	+12	+1%
Depreciation and amortization expenses	424	426	+2	—%	1,280	1,293	+13	+1%
Selling, general, and administrative expenses	140	147	+7	+5%	450	467	+17	+4%
Gain on sale of Geismar Interest	(1,095)	—	+1,095	NM	(1,095)	—	+1,095	NM
Impairment of certain assets	1,142	1	-1,141	NM	1,145	403	-742	-184%
Other (income) expense – net	22	59	+37	+63%	32	107	+75	+70%
Total costs and expenses	1,533	1,481			4,573	4,606
Operating income (loss)	352	426			1,214	695
Equity earnings (losses)	115	104	+11	+11%	347	302	+45	+15%
Impairment of equity-method investments	—	—	—	NM	—	(112)	+112	+100%
Other investing income (loss) – net	4	28	-24	-86%	277	29	+248	NM
Interest expense	(202)	(229)	+27	+12%	(621)	(689)	+68	+10%
Other income (expense) – net	14	16	-2	-13%	78	43	+35	+81%
Income (loss) before income taxes	283	345			1,295	268
Provision (benefit) for income taxes	(1)	(6)	-5	-83%	3	(85)	-88	NM
Net income (loss)	284	351			1,292	353
Less: Net income attributable to noncontrolling interests	25	25	—	—%	79	67	-12	-18%
Net income (loss) attributable to controlling interests	$259	$326			$1,213	$286

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended September 30, 2017 vs. three months ended September 30, 2016
Service revenues increased due to higher revenues from the Barnett Shale related to the amortization of deferred revenue associated with the restructuring of contracts in the fourth quarter of 2016, as well as higher volumes primarily associated with Transco’s natural gas transportation fee revenues reflecting expansion projects placed in-service during 2016 and 2017, partially offset by lower rates in the western region also associated with the fourth quarter 2016 contract

Management’s Discussion and Analysis (Continued)

restructuring. The increase in Service revenues is also partially offset by lower volumes in most of the Utica Shale and western regions, driven by natural declines.
Product sales decreased primarily due to lower olefin sales associated with decreased volumes related to the sales of our Geismar Interest in July 2017, our Canadian operations in September 2016, and our RGP Splitter in June 2017. The decrease in Product sales is partially offset by higher marketing sales primarily due to significantly higher prices, partially offset by lower volumes.
The increase in Product costs is primarily due to the same factors that increased marketing sales, partially offset by lower olefin feedstock and natural gas purchases associated with decreased volumes.
Operating and maintenance expenses increased primarily due to an increase in Transco pipeline integrity testing and costs, and general maintenance. These increases are partially offset by the absence of costs associated with our former Canadian and Gulf Olefins operations and ongoing cost containment efforts.
Depreciation and amortization expenses decreased primarily due to the absence of our former Canadian and Gulf Olefins operations, offset by new assets placed in-service.
Selling, general, and administrative expenses decreased primarily due to the absence of costs associated with our former Canadian and Gulf Olefins operations, partially offset by higher severance and organizational realignment costs primarily associated with our Other segment.
The Gain on sale of Geismar Interest reflects the gain recognized on the sale of our Geismar Interest in July 2017. (See Note 3 – Divestitures of Notes to Consolidated Financial Statements.)
The unfavorable change in Impairment of certain assets primarily reflects the 2017 impairment of certain gathering operations in the Mid-Continent and Marcellus South regions, (see Note 10 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) includes the absence of the 2016 loss on the sale of our Canadian operations, as well as lower project development costs at Constitution.
Operating income (loss) changed unfavorably primarily due to the 2017 impairment of certain gathering operations in the Mid-Continent and Marcellus South regions, and lower olefin product margins resulting from the sale of our Geismar Interest and Canadian operations, partially offset by the absence of a 2016 loss on the sale of our Canadian operations, higher service revenues associated with certain projects placed in-service in 2016 and 2017, and the gain on the sale of our Geismar Interest.
The favorable change in Equity earnings (losses) is due to an increase in ownership of our Appalachian Midstream Investments, partially offset by lower Discovery results due to lower fee revenues, and lower UEOM results driven by lower processing volumes from the Utica gathering system.
Other investing income (loss) - net decreased due to the absence of a 2016 gain on the sale of an equity-method investment interest in a gathering system that was part of our Appalachia Midstream Investments gathering system. (See Note 5 – Investing Activities of Notes to Consolidated Financial Statements.)
Interest expense decreased due to lower Interest incurred primarily attributable to debt retirements and the absence of borrowings on our credit facility in 2017. (See Note 8 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Nine months ended September 30, 2017 vs. nine months ended September 30, 2016
Service revenues increased due to the recognition of deferred revenue in the Barnett Shale region associated with the restructuring of contracts in the fourth quarter of 2016. Service revenues also increased due to higher volumes primarily in the eastern Gulf Coast region, including the impact of new volumes at Gulfstar One related to the Gunflint expansion placed in-service in the third quarter of 2016, the absence of the temporary shut-down of Gulfstar One in

Management’s Discussion and Analysis (Continued)

the second quarter of 2016 to tie into Gunflint, the absence of producers’ 2016 operational issues in the Tubular Bells field in the first quarter of 2016, and higher volumes at Devils Tower related to Kodiak field production. Additionally, Transco experienced higher natural gas transportation fee revenues reflecting expansion projects placed in-service in 2016 and 2017, as well as an increase in storage revenues due to the absence of an accrual for potential refunds associated with a ruling received in certain rate case litigation in 2016. These increases were partially offset by lower rates primarily in the Barnett Shale region associated with the previously discussed contract restructure, as well as lower volumes in most of the Utica Shale and western regions, driven by natural declines and extreme weather conditions in the Rocky Mountains in 2017. The sale of our former Canadian and Gulf Olefins operations also contributed to declines in Service revenues.
Product sales increased due to higher marketing revenues primarily associated with significantly higher prices and volumes. Revenues from the sale of our equity NGLs increased primarily due to higher non-ethane NGL prices, partially offset by lower volumes. These increases were partially offset by lower olefin production sales due to lower volumes resulting from the sale of our former Gulf Olefins and Canadian operations.
The increase in Product costs is primarily due to the same factors that increased marketing sales, partially offset by lower olefin feedstock purchases associated with the sale of our Gulf Olefins and Canadian operations.
Operating and maintenance expenses decreased primarily due to the absence of costs associated with our former Canadian and Gulf Olefins operations and lower labor-related costs resulting from our workforce reductions that occurred late in first-quarter 2016, and ongoing cost containment efforts. These decreases are partially offset by an increase in pipeline integrity testing on Transco, and general maintenance.
Depreciation and amortization expenses decreased primarily due to the absence of our former Canadian and Gulf Olefins operations, offset by new assets placed in-service.
Selling, general, and administrative expenses decreased primarily due to the absence of costs associated with our former Canadian operations, lower labor-related costs resulting from our workforce reductions that occurred late in first-quarter 2016, and ongoing cost containment efforts. These decreases are partially offset by higher costs related to our organizational realignment and severance, primarily associated with our Other segment.
The unfavorable change in Impairment of certain assets primarily reflects the 2017 impairment of certain gathering operations in the Mid-Continent and Marcellus South regions, partially offset by the absence of 2016 impairments of our former Canadian operations and certain Mid-Continent assets (see Note 10 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) includes the absence of the 2016 loss on the sale of our Canadian operations, gains from certain contract settlements and terminations in 2017, a gain on the sale of our RGP Splitter in 2017, the absence of an unfavorable change in foreign currency exchange associated with our former Canadian operations, insurance proceeds received in 2017 associated with the Geismar Incident, and lower project development costs at Constitution. These favorable changes are partially offset by the accrual of additional expenses in 2017 related to the Geismar Incident.
Operating income (loss) changed favorably primarily due to the Gain on sale of Geismar Interest, the absence of the 2016 impairments of our former Canadian operations and certain Mid-Continent assets, higher service revenues from expansion projects placed in-service in 2016 and 2017, as well as ongoing cost containment efforts, including the workforce reductions in first-quarter 2016. Operating income (loss) also improved due to absence of the 2016 loss on the sale of our Canadian operations, the absence of an operating loss associated with our former Canadian operations, gains from certain contract settlements and the sale of our RGP Splitter. These favorable changes were partially offset by the 2017 impairment of certain gathering operations in the Mid-Continent and Marcellus South regions, and the absence of operating income associated with our former Gulf Olefins operations.
The favorable change in Equity earnings (losses) is due to an increase in ownership of our Appalachian Midstream Investments, improved results at Laurel Mountain Midstream due to higher rates, and improved results at Discovery

Management’s Discussion and Analysis (Continued)

attributable to the accelerated recognition of previously deferred revenue, partially offset by lower UEOM results driven by lower processing volumes from the Utica gathering system.
The decrease in Impairment of equity-method investments reflects the absence of first-quarter 2016 impairment charges associated with our DBJV and Laurel Mountain equity-method investments. (See Note 10 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
Other investing income (loss) - net reflects the gain on disposition of our investments in DBJV and Ranch Westex JV LLC in 2017, partially offset by the absence of a 2016 gain on the sale of an equity-method investment interest in a gathering system that was part of our Appalachia Midstream Investments gathering system. (See Note 5 – Investing Activities of Notes to Consolidated Financial Statements.)
Interest expense decreased due to lower Interest incurred primarily attributable to debt retirements and the absence of borrowings on our credit facility in 2017. (See Note 8 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Other income (expense) – net below Operating income (loss) changed favorably primarily due to a net gain on early debt retirements in 2017, which is included in our Other segment. (See Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
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
Northeast G&P

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Service revenues	$214	$214	$648	$649
Product sales	61	43	181	100
Segment revenues	275	257	829	749

Product costs	(61)	(42)	(179)	(97)
Other segment costs and expenses	(98)	(91)	(273)	(271)
Impairment of certain assets	(121)	—	(123)	(8)
Proportional Modified EBITDA of equity-method investments	120	90	334	283
Northeast G&P Modified EBITDA	$115	$214	$588	$656

Management’s Discussion and Analysis (Continued)

Three months ended September 30, 2017 vs. three months ended September 30, 2016
Modified EBITDA decreased primarily due to higher Impairment of certain assets, partially offset by higher Proportional Modified EBITDA of equity-method investments.
Service revenues remained consistent, but reflect:

•
A $10 million decrease in the Utica gathering system associated with 6 percent lower gathered volumes driven by natural declines in the wet gas areas, partially offset by higher volumes from new development in the dry gas areas;

•	A $10 million increase in fee revenues in the Susquehanna Supply Hub driven by 10 percent higher gathered volumes reflecting increased customer production.
Product sales increased primarily due to higher non-ethane prices within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Impairment of certain assets increased primarily due to a $115 million impairment of certain gathering operations in the Marcellus South region and $6 million of write-downs of certain assets that are no longer in use or are surplus in nature in the third quarter of 2017.
Proportional Modified EBITDA of equity-method investments increased primarily due to a $31 million increase at Appalachian Midstream Investments reflecting our increased ownership acquired late in the first quarter of 2017, higher gathering volumes reflecting the absence of shut-in volumes from 2016 and increased customer production, partially offset by an $8 million decrease at UEOM driven by lower processing volumes from the wet gas areas of the Utica gathering system as noted above.
Nine months ended September 30, 2017 vs. nine months ended September 30, 2016
Modified EBITDA decreased primarily due to higher Impairment of certain assets, partially offset by higher Proportional Modified EBITDA of equity-method investments.
Service revenues decreased slightly reflecting:

•
A $52 million decrease in the Utica gathering fee revenues primarily due to 20 percent lower gathered volumes driven by natural declines in the wet gas areas which are partially offset by higher volumes from new development in the dry gas areas;

•	A $32 million increase in gathering fee revenue at Susquehanna Supply Hub driven by 12 percent higher gathered volumes reflecting increased customer production;

•	A $22 million increase in fee revenue at Ohio Valley Midstream reflecting the absence of shut-in volumes from the first half of 2016, as well as new production coming online.
Product sales increased primarily due to higher non-ethane and ethane prices and volumes within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Impairment of certain assets increased primarily due to a $115 million impairment of certain gathering operations in the Marcellus South region.
Proportional Modified EBITDA of equity-method investments changed favorably primarily due to a $60 million increase at Appalachian Midstream Investments reflecting our increased ownership acquired late in the first quarter of 2017 and higher gathering volumes reflecting the absence of shut-in volumes from 2016 and increased customer production, a $10 million increase at Laurel Mountain Midstream associated with higher gathering revenue due to

Management’s Discussion and Analysis (Continued)

higher rates reflecting higher natural gas prices, partially offset by a $29 million decrease at UEOM driven by lower processing volumes from the wet gas areas of the Utica gathering system as noted above.
Atlantic-Gulf

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Service revenues	$564	$522	$1,647	$1,458
Product sales	106	137	365	311
Segment revenues	670	659	2,012	1,769

Product costs	(97)	(124)	(328)	(286)
Other segment costs and expenses	(207)	(187)	(566)	(525)
Impairment of certain assets	—	—	—	(2)
Proportional Modified EBITDA of equity-method investments	64	75	216	209
Atlantic-Gulf Modified EBITDA	$430	$423	$1,334	$1,165

NGL margin	$7	$9	$30	$21
Three months ended September 30, 2017 vs. three months ended September 30, 2016
Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses and lower Proportional Modified EBITDA of equity-method investments.
Service revenues increased primarily due to:

•	A $43 million increase in Transco’s natural gas transportation fee revenues primarily due to a $46 million increase associated with expansion projects placed in service in 2016 and 2017;

•
A $20 million increase in eastern Gulf Coast region fee revenues primarily related to the impact of new volumes at Gulfstar One from the Gunflint expansion placed in-service in the third quarter of 2016 and the absence of the temporary shut-down and subsequent ramp up of Gulfstar One in the second and third quarters of 2016 to tie-in Gunflint;

•
An $18 million decrease in the eastern Gulf Coast region fee revenues as a result of a temporary increase in 2016 related to disrupted operations of a competitor and shut-ins of certain wells behind Devils Tower as a result of production issues.

Product sales decreased primarily due to:

•
A $12 million decrease in revenues associated with our equity NGLs primarily due to lower volumes as a result of a temporary increase in 2016 due to disrupted operations of a competitor, partially offset by 45 percent higher non-ethane prices;

•
A $12 million decrease in crude marketing revenue primarily due to 48 percent lower crude volumes and 29 percent lower non-ethane NGL volumes driven by shut-ins of certain wells behind Devils Tower as a result of production issues and temporary hurricane-related shut-ins, partially offset by high crude and NGL prices (more than offset by lower Product Costs).

Product costs decreased primarily due to:

•	A $14 million decrease in marketing purchases (substantially offset in Product sales);

Management’s Discussion and Analysis (Continued)

•	A $9 million decrease in natural gas purchases associated with the production of equity NGLs primarily due to lower volumes.
Other segment costs and expenses increased primarily due to higher Transco pipeline integrity testing and costs, partially offset by lower project development costs at Constitution and favorable impacts related to gains on asset retirements.
The decrease in Proportional Modified EBITDA of equity-method investments includes a $9 million decrease from Discovery primarily due to production issues on certain wells and temporary hurricane-related shut-ins.
Nine months ended September 30, 2017 vs. nine months ended September 30, 2016
Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:

•
A $114 million increase in eastern Gulf Coast region fee revenues primarily related to the impact of new volumes at Gulfstar One related to the Gunflint expansion placed in-service in the third quarter of 2016, the absence of the temporary shut-down and subsequent ramp-up of Gulfstar One in the second and third quarters of 2016 to tie-in Gunflint, the absence of producers’ operational issues in the Tubular Bells field during the first quarter of 2016, and higher volumes at Devils Tower related to the Kodiak field (although certain wells in this field are now shut-in due to production issues), partially offset by lower volumes as a result of a temporary increase in 2016 due to disrupted operations of a competitor;

•
A $74 million increase in Transco’s natural gas transportation fee revenues primarily due to an $88 million increase associated with expansion projects placed in-service in 2016 and 2017, partially offset by lower volume-based transportation services revenues;

•	A $14 million increase in Transco’s storage revenue primarily related to the absence of an accrual for potential refunds associated with a ruling received in certain rate case litigation in 2016;

•	A $17 million decrease in western Gulf Coast region fee revenues due primarily to producer maintenance.
Product sales increased primarily due to:

•
A $33 million increase in crude oil and NGL marketing revenues primarily due to 32 percent higher crude prices and 43 percent higher non-ethane NGL prices, partially offset by lower volumes driven by shut-ins of certain wells behind Devils Tower as a result of production issues and temporary hurricane-related shut-ins (substantially offset by higher Product costs);

•
A $12 million increase in revenues from our equity NGLs primarily due to a 40 percent increase in realized non-ethane prices, partially offset by 5 percent lower non-ethane volumes related to temporary keep-whole volumes in 2016 due to disrupted operations of a competitor and to lower volumes of processed gas driven by producer maintenance;

•	A $7 million increase in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA.
Product costs increased primarily due to:

•	A $30 million increase in marketing purchases (more than offset in Product sales);

•	A $7 million increase in system management gas costs (offset in Product sales).

Management’s Discussion and Analysis (Continued)

Other segment costs and expenses increased primarily due to higher costs associated with Transco pipeline integrity testing and general maintenance, as well as higher general and administrative costs due to an increased share of allocated support costs. These increases are partially offset by a $17 million favorable change in equity allowance for funds used during construction (AFUDC) associated with an increase in Transco’s capital spending which is offset by an $8 million decrease in Constitution’s equity AFUDC. Other favorable changes include lower project development costs at Constitution and favorable impacts related to gains on asset retirements.
The increase in Proportional Modified EBITDA of equity-method investments includes an $8 million increase from Discovery primarily associated with a $12 million increase due to the accelerated recognition of previously deferred revenue and higher NGL margins driven by higher non-ethane prices, partially offset by lower fee revenue driven by production issues at certain wells, higher turbine maintenance expenses, temporary hurricane-related shut-ins, and maintenance on the Keathley Canyon connector pipeline.
West

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Service revenues	$544	$524	$1,589	$1,583
Product sales	485	366	1,376	914
Segment revenues	1,029	890	2,965	2,497

Product costs	(438)	(337)	(1,263)	(835)
Other segment costs and expenses	(203)	(218)	(615)	(691)
Impairment of certain assets	(1,021)	(1)	(1,022)	(51)
Proportional modified EBITDA of equity-method investments	18	29	61	82
West Modified EBITDA	$(615)	$363	$126	$1,002

NGL margin	$37	$27	$104	$79
Three months ended September 30, 2017 vs. three months ended September 30, 2016
Modified EBITDA decreased primarily due to higher Impairment of certain assets and lower gathering rates, partially offset by new amortization of deferred revenue associated with the up-front cash payment received in conjunction with the fourth quarter 2016 Barnett Shale contract restructuring, higher margins associated with our equity NGL’s, and results from marketing activities driven by higher non-ethane product prices and lower segment costs and expenses.
Service revenues increased primarily due to:

•
A $53 million increase related to the amortization of deferred revenue associated with the up-front cash payment received in conjunction with the fourth quarter 2016 Barnett Shale contract restructuring;

•
A $29 million decrease related to lower gathering rates in the Barnett Shale related to the fourth quarter 2016 contract restructuring, along with lower rates recognized in the Niobrara and Eagle Ford Shale regions. Rates recognized in the Niobrara region represent a portion of the total contractual rate that is received, with the difference reflected as deferred revenue;

•
A $6 million decrease driven by lower volumes, primarily in the Barnett Shale and Southwest Wyoming, as a result of natural declines and contract changes, partially offset by higher volumes in the Eagle Ford Shale as a result of new wells connected.

Management’s Discussion and Analysis (Continued)

Product sales increased primarily due to:

•
A $97 million increase in marketing revenues primarily due to increases in product prices including a 48 percent increase in average non-ethane per-unit sales prices and a 41 percent increase in ethane prices, partially offset by a 42 percent decrease in natural gas volumes as a result of a temporary increase in 2016 related to disrupted operations of a competitor (substantially offset by higher Product costs);

•	A $15 million increase in revenues associated with our equity NGLs primarily due to 42 percent higher non-ethane prices.
Product costs increased primarily due to:

•	A $90 million increase in marketing purchases (more than offset in Product sales);

•	A $5 million increase in natural gas purchases associated with the production of equity NGLs primarily due to a six percent increase in per-unit natural gas prices.
Other segment costs and expenses decreased primarily due to lower operating expenses that include lower compression costs and reductions related to ongoing cost containment efforts.
Impairment of certain assets increased due to the $1.019 billion impairment of certain gathering operations in the Mid-Continent region in 2017.
Proportional modified EBITDA of equity-method investments decreased primarily due to the divestiture of our interests in DBJV and Ranch Westex JV LLC late in the first quarter of 2017.
Nine months ended September 30, 2017 vs. nine months ended September 30, 2016
Modified EBITDA decreased primarily due to higher Impairment of certain assets, lower gathering rates, and lower volumes as a result of natural declines, partially offset by new amortization of deferred revenue associated with the up-front cash payment received in conjunction with the fourth quarter 2016 Barnett Shale contract restructuring, lower segment costs and expenses, and higher per-unit NGL margins.
Service revenues increased primarily due to:

•
A $158 million increase related to the amortization of deferred revenue associated with the up-front cash payment received in conjunction with the fourth quarter 2016 Barnett Shale contract restructuring;

•
A $75 million decrease related to lower gathering rates in the Barnett Shale area primarily due to the fourth quarter 2016 contract restructuring, along with lower rates recognized in the Niobrara, Eagle Ford Shale, and Haynesville Shale regions. Rates recognized in the Niobrara region represent a portion of the total contractual rate that is received, with the difference reflected as deferred revenue;

•
A $72 million decrease driven by lower volumes in most gathering and processing regions primarily as a result of natural declines and more extreme weather conditions in the Rocky Mountains in the first quarter of 2017;

•	A $10 million decrease at our Conway Storage & Fractionation facility reflecting lower rail loading terminal, storage, and fractionation volumes.
Product sales increased primarily due to:

•
A $402 million increase in marketing revenues primarily due to a 45 percent increase in average non-ethane per-unit sales prices, a 39 percent increase in ethane prices, and a 26 percent increase in natural gas prices. In addition, non-ethane and ethane sales volumes were 6 percent and 25 percent higher, respectively (substantially offset by higher Product costs);

Management’s Discussion and Analysis (Continued)

•
A $48 million increase in revenues associated with our equity NGLs primarily due to 42 percent higher non-ethane prices, partially offset by eight percent lower non-ethane volumes primarily due to severe winter conditions in the first quarter of 2017 and natural declines.

Product costs increased primarily due to:

•	A $396 million increase in marketing purchases (more than offset in Product sales);

•	A $23 million increase in natural gas purchases associated with the production of equity NGLs primarily due to a 37 percent increase in per-unit natural gas prices.
The decrease in Other segment costs and expenses reflects a $39 million decline in operating expenses and a $20 million reduction in general and administrative expenses, primarily due to the 2016 workforce reductions, ongoing cost containment efforts, lower compression expenses, and a reduced share of allocated support costs. In addition, the decrease in Other segment costs and expenses reflects gains from contract settlements and terminations.
Impairment of certain assets increased primarily due to the $1.019 billion impairment of certain gathering operations in the Mid-Continent region in 2017, partially offset by the absence of a $48 million impairment of certain Mid-Continent gathering assets in 2016.
Proportional modified EBITDA of equity-method investments decreased primarily due to the divestiture of our interests in DBJV and Ranch Westex JV LLC late in the first quarter of 2017.
NGL & Petchem Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Service revenues	$—	$16	$7	$47
Product sales	9	242	365	583
Segment revenues	9	258	372	630

Product costs	(7)	(115)	(238)	(306)
Other segment costs and expenses	(13)	(73)	(64)	(176)
Gain on sale of Geismar Interest	1,095	—	1,095	—
Impairment of certain assets	—	—	—	(342)
NGL & Petchem Services Modified EBITDA	$1,084	$70	$1,165	$(194)

Olefins margin	$2	$118	$125	$263
NGL margin	—	6	—	12
On July 6, 2017, we completed the sale of Williams Olefins, L.L.C., a wholly owned subsidiary which owned our Geismar Interest. As a result, our third-quarter 2017 results only include results for the period we owned the Geismar plant.
Three months ended September 30, 2017 vs. three months ended September 30, 2016
Modified EBITDA changed favorably primarily due to a $1.095 billion gain on the sale of our Geismar Interest and the absence of a $32 million loss on the sale of our former Canadian operations in third-quarter 2016, partially offset by the absence of $102 million in Modified EBITDA from our former Gulf Olefins (Geismar olefins and RGP Splitter plants) and Canadian operations.

Management’s Discussion and Analysis (Continued)

Service revenues, Product sales, and Product costs declined due to the absence of revenues and costs associated with the Geismar and RGP Splitter plants that were sold in July 2017 and June 2017, respectively, and our former Canadian operations that were sold in September 2016.
The favorable change in Other segment costs and expenses is primarily due to the absence of a $32 million loss on the sale of our former Canadian operations in third-quarter 2016 and a reduction of third-quarter 2017 segment costs associated with the Gulf Olefins and Canadian operations.
Gain on sale of Geismar Interest reflects the gain recognized on the sale of our Geismar Interest in July 2017. (See Note 3 – Divestitures of Notes to Consolidated Financial Statements.)
Nine months ended September 30, 2017 vs. nine months ended September 30, 2016
Modified EBITDA increased primarily due to the $1.095 billion gain on the sale of our Geismar Interest, the absence of a $341 million impairment of our former Canadian operations in second-quarter 2016, partially offset by the absence of $102 million in Modified EBITDA from our former Gulf Olefins and Canadian operations.
Service revenues declined due primarily to the absence of revenues associated with our former Canadian operations.
Product sales decreased primarily due to:

•
A $217 million decrease in olefin sales primarily due to a $180 million decrease reflecting the absence of third-quarter sales of our Gulf Olefins operations, a $29 million decrease due to the sale of the Canadian operations in 2016 and a $16 million decrease at our Geismar plant in the first half of 2017 primarily due to lower volumes associated with the electrical outage in second-quarter 2017, as well as planned maintenance downtime in first-quarter 2017. These items were partially offset by $8 million higher sales at the RGP Splitter in the first half 2017 primarily due to higher propylene prices;

•	A $36 million decrease due to the absence of NGL production revenues associated with our former Canadian operations;

•
A $37 million increase in marketing revenues primarily due to a $58 million increase in the first half of 2017 due to higher olefin volumes and prices, partially offset by a $21 million decrease in third-quarter 2017 reflecting the sale of our Geismar Interest (more than offset by higher Product costs).

Product costs decreased primarily due to:

•
A $79 million decrease in olefin feedstock purchases primarily due to the absence of $76 million in feedstock purchases in third-quarter 2017 reflecting the sale of our Gulf Olefins operations, as well as the absence of $9 million in costs associated with our former Canadian operations, partially offset by $6 million higher feedstock costs associated with our Gulf Olefins operations in the first half of 2017;

•	A $24 million decrease due to the absence of NGL product costs associated with our former Canadian operations;

•
A $38 million increase in marketing product costs primarily due to a $54 million increase in the first half of 2017 primarily due to higher olefin feedstock prices and volumes, partially offset by a $16 million decrease in third-quarter 2017 reflecting the sale of our Geismar plant (substantially offset by higher Product sales).

The favorable change in Other segment costs and expenses is primarily due to the absence of $63 million in operating and other expenses associated with our former Canadian operations, the absence of a $32 million loss on the sale of our former Canadian operations in 2016, a reduction of $17 million in operating and other expenses in third-quarter 2016 associated with the sale of our Gulf Olefins operations, a $12 million gain on the sale of the RGP Splitter, partially offset by $12 million higher operating and other expenses in the first half of 2017 primarily due to selling

Management’s Discussion and Analysis (Continued)

expenses associated with our Geismar Interest and higher operating expenses associated with repairs of the electrical outage noted above.
Gain on sale of Geismar Interest reflects the gain recognized on the sale of our Geismar Interest in July 2017. (See Note 3 – Divestitures of Notes to Consolidated Financial Statements.)
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
As previously discussed in Company Outlook, our growth capital and investment expenditures are expected to be between $2.1 billion and $2.8 billion in 2017. Approximately $1.4 billion to $1.9 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining growth capital spending in 2017 primarily reflects investment in gathering and processing systems in the Northeast G&P segment limited primarily to known new producer volumes, including volumes that support Transco expansion projects including our Atlantic Sunrise project. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments. We retain the flexibility to adjust planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.
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

•	Utilization of our credit facility and/or commercial paper program;

•	Proceeds from asset monetizations.
We expect our material internal and external uses of liquidity to be:

•	Working capital requirements;

•	Capital and investment expenditures;

•	Debt service payments, including payments of long-term debt;

•	Quarterly distributions to our unitholders.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.

Management’s Discussion and Analysis (Continued)

As of September 30, 2017, we had a working capital surplus of $120 million. Our available liquidity is as follows:

Available Liquidity	September 30, 2017
(Millions)
Cash and cash equivalents	$1,165
Capacity available under our $3.5 billion credit facility, less amounts outstanding under our $3 billion commercial paper program (1)	3,500
$4,665

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. As of September 30, 2017, no Commercial paper was outstanding under our commercial paper program. Through September 30, 2017, the highest amount outstanding under our commercial paper program and credit facility during 2017 was $178 million. At September 30, 2017, we were in compliance with the financial covenants associated with this credit facility. Borrowing capacity available under our $3.5 billion credit facility as of October 31, 2017, was $3.5 billion.

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
Credit Ratings
Our ability to borrow money is impacted by our credit ratings. Our current ratings are as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating
S&P Global Ratings	Stable	BBB	BBB
Moody’s Investors Service	Positive	Baa3	N/A
Fitch Ratings	Positive	BBB-	N/A
During March 2017, S&P Global Ratings upgraded its rating for WPZ. In July 2017, Fitch Ratings changed its Outlook for WPZ to Positive, and in September 2017, Moody’s Investors Service changed its Outlook for WPZ to Positive. These credit ratings are included for informational purposes and are not recommendations to buy, sell, or hold our units, and each rating should be evaluated independently of any other rating. No assurance can be given that the credit rating agencies will continue to assign us investment-grade ratings even if we meet or exceed their current criteria for investment-grade ratios. A downgrade of our credit rating might increase our future cost of borrowing and would require us to provide additional collateral to third parties, negatively impacting our available liquidity.

Management’s Discussion and Analysis (Continued)

Cash Distributions to Unitholders
The Board of Directors of our general partner declared a cash distribution of $0.60 per common unit on October 23, 2017, to be paid on November 10, 2017, to unitholders of record at the close of business on November 3, 2017.
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Nine Months Ended September 30,
	Category	2017	2016
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$2,103	$2,351
Proceeds from sales of common units (see Note 1)	Financing	2,184	250
Proceeds from sale of businesses, net of cash divested (see Note 3)	Investing	2,058	510
Proceeds from long-term debt (see Note 8)	Financing	1,698	998
Distributions from unconsolidated affiliates in excess of cumulative earnings	Investing	394	341
Proceeds from dispositions of equity-method investments (see Note 5)	Investing	200	—
Proceeds from credit-facility borrowings	Financing	—	2,665

Uses of cash and cash equivalents:
Payments of long-term debt (see Note 8)	Financing	(3,785)	(375)
Distributions paid (1)	Financing	(1,916)	(1,956)
Capital expenditures	Investing	(1,687)	(1,472)
Dividends and distributions to noncontrolling interests	Financing	(160)	(69)
Purchases of and contributions to equity-method investments	Investing	(103)	(132)
Payments of commercial paper – net	Financing	(93)	(499)
Payments on credit-facility borrowings	Financing	—	(2,745)
Contribution to Gulfstream for repayment of debt	Financing	—	(148)

Other sources / (uses) – net	Financing and Investing	127	253
Increase (decrease) in cash and cash equivalents		$1,020	$(28)
____________

(1)	Includes $1.440 billion and $1.321 billion to Williams in 2017 and 2016, respectively.
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Net (gain) loss on disposition of equity-method investments, Impairment of equity-method investments, Gain on sale of Geismar Interest, and Impairment of and net (gain) loss on sale of assets and businesses. Our Net cash provided (used) by operating activities for the nine months ended September 30, 2017, decreased from the same period in 2016 primarily due to the absence in 2017 of certain minimum volume commitment receipts due to contract restructurings, partially offset by higher operating income in 2017.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 2 – Variable Interest Entities, Note 8 – Debt and Banking Arrangements, Note 10 – Fair Value Measurements and Guarantees, and Note 11 – Contingent

Management’s Discussion and Analysis (Continued)

Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees and commitments or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2017.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

On February 21, 2017, we received notice from the Environmental Enforcement Section of the United States Department of Justice (DOJ) regarding certain alleged violations of the Clean Air Act at our Moundsville facility as set forth in a Notice of Noncompliance issued by the EPA on January 14, 2016. The notice includes an offer to avoid further legal action on the alleged violations by paying $2 million. In discussion with the DOJ and the EPA, the EPA has indicated its belief that additional similar violations have occurred at our Oak Grove facility and has expressed interest in pursuing a global settlement. We have requested an assessment of proposed civil penalties for violations alleged at Oak Grove. Once we have received the new demand, we will evaluate the penalty assessment and any proposed global settlement and will respond to the agencies.
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
Membership Interest Purchase Agreement, dated as of April 13, 2017, among Williams Field Services Group, LLC, Williams Partners L.P., Williams Olefins, L.L.C., NOVA Chemicals Inc., and NOVA Chemicals Corporation (filed on August 3, 2017 as Exhibit 2.2 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-34831) and incorporated herein by reference).

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

WILLIAMS PARTNERS L.P.
(Registrant)
By: WPZ GP LLC, its general partner

/s/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
November 2, 2017