Form 10-Q
period 2018-06-30
WILLIAMS PARTNERS L.P.
filed 2018-08-02
CIK 1483096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had 958,225,979 common units and 18,442,649 Class B units outstanding as of July 30, 2018.

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in-service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	The closing and expected timing of, and anticipated financial results following, the WPZ Merger;

•	Levels of cash distributions with respect to limited partner interests;

•	Our and our affiliates’ future credit ratings;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Expected in-service dates for capital projects;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business components;

•	Natural gas and natural gas liquids prices, supply, and demand;

•	Demand for our services.

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Satisfaction of the conditions to the completion of the WPZ Merger including receipt of the Williams stockholder approval, and our ability to close the WPZ Merger;

•	Whether we will produce sufficient cash flows to provide expected levels of cash distributions;

•	Whether we elect to pay expected levels of cash distributions;

•	Whether we will be able to effectively execute our financing plan;

•	Availability of supplies, market demand, and volatility of prices;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate, and timely execute investment opportunities;

•	Our ability to successfully expand our facilities and operations;

•	Development and rate of adoption of alternative energy sources;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•
The impact of existing and future laws (including, but not limited to, the Tax Cuts and Job Acts of 2017), regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

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
Constitution: Constitution Pipeline Company, LLC
Gulfstar One: Gulfstar One LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of June 30, 2018, we account for as an equity-method investment, including principally the following:
Aux Sable: Aux Sable Liquid Products LP
Caiman II: Caiman Energy II, LLC
Discovery: Discovery Producer Services LLC
Gulfstream: Gulfstream Natural Gas System, L.L.C.
Jackalope: Jackalope Gas Gathering Services, L.L.C.
Laurel Mountain: Laurel Mountain Midstream, LLC
OPPL: Overland Pass Pipeline Company LLC
UEOM: Utica East Ohio Midstream LLC
Government and Regulatory:
EPA: Environmental Protection Agency
FERC: Federal Energy Regulatory Commission
SEC: Securities and Exchange Commission

Other:
Charter Amendment: An amendment to Williams’ Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Williams common stock to 1,500,000,000 shares, consisting of 1,470,000,000 shares of Williams common stock and 30,000,000 shares of Williams preferred stock, par value $1.00 per share
Fractionation: The process by which a mixed stream of natural gas liquids is separated into constituent products, such as ethane, propane, and butane
GAAP: U.S. generally accepted accounting principles
IDR: Incentive distribution right
LNG: Liquefied natural gas; natural gas which has been liquefied at cryogenic temperatures
MVC: Minimum volume commitment
NGLs: Natural gas liquids; natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels, and gasoline additives, among other applications
NGL margins:  NGL revenues less any applicable Btu replacement cost, plant fuel, and third-party transportation and fractionation
RGP Splitter: Refinery grade propylene splitter
Throughput: The volume of product transported or passing through a pipeline, plant, terminal, or other facility
Williams: The Williams Companies, Inc. and, unless the context otherwise indicates, its subsidiaries (other than Williams Partners L.P. and its subsidiaries)
WPZ Merger: The merger of SCMS LLC, a Delaware limited liability company and a wholly owned subsidiary of Williams, with and into WPZ, with WPZ as the sole surviving entity
WPZ Merger Agreement: Agreement and Plan of Merger dated as of May 16, 2018, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC

PART I – FINANCIAL INFORMATION

Williams Partners L.P.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions, except per-unit amounts)
Revenues:
Service revenues	$1,335	$1,277	$2,681	$2,533
Service revenues – commodity consideration (Note 2)	94	—	195	—
Product sales	657	642	1,293	1,369
Total revenues	2,086	1,919	4,169	3,902
Costs and expenses:
Product costs	636	537	1,249	1,116
Processing commodity expenses (Note 2)	26	—	61	—
Operating and maintenance expenses	383	384	734	745
Depreciation and amortization expenses	426	423	849	856
Selling, general, and administrative expenses	136	154	274	310
Other (income) expense – net	(1)	9	30	13
Total costs and expenses	1,606	1,507	3,197	3,040
Operating income (loss)	480	412	972	862
Equity earnings (losses)	92	125	174	232
Other investing income (loss) – net (Note 4)	67	2	71	273
Interest incurred	(224)	(214)	(442)	(435)
Interest capitalized	13	9	22	16
Other income (expense) – net	21	15	36	64
Income (loss) before income taxes	449	349	833	1,012
Provision (benefit) for income taxes	—	1	—	4
Net income (loss)	449	348	833	1,008
Less: Net income (loss) attributable to noncontrolling interests	23	28	47	54
Net income (loss) attributable to controlling interests	$426	$320	$786	$954
Allocation of net income (loss) for calculation of earnings per common unit:
Net income (loss) attributable to controlling interests	$426	$320	$786	$954
Allocation of net income (loss) to Class B units	8	6	15	17
Allocation of net income (loss) to common units	$418	$314	$771	$937
Basic earnings (loss) per common unit:
Net income (loss) per common unit	$.44	$.33	$.81	$1.00
Weighted-average number of common units outstanding (thousands)	957,896	955,636	957,589	937,889
Diluted earnings (loss) per common unit:
Net income (loss) per common unit	$.44	$.33	$.81	$1.00
Weighted-average number of common units outstanding (thousands)	957,965	955,986	957,652	938,217
Cash distributions per common unit	$.629	$.600	$1.243	$1.200

Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments	$(19)	$—	$(17)	$4
Reclassifications into earnings of net derivative instruments (gain) loss	4	(1)	4	(2)
Other comprehensive income (loss)	(15)	(1)	(13)	2
Comprehensive income (loss)	434	347	820	1,010
Less: Comprehensive income attributable to noncontrolling interests	23	28	47	54
Comprehensive income (loss) attributable to controlling interests	$411	$319	$773	$956
See accompanying notes.

Williams Partners L.P.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2018	December 31, 2017
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$255	$881
Trade accounts and other receivables (net of allowance of $10 at June 30, 2018 and $9 at December 31, 2017)	800	972
Inventories	153	113
Other current assets and deferred charges	260	176
Total current assets	1,468	2,142
Investments	6,810	6,552
Property, plant, and equipment	40,329	38,931
Accumulated depreciation and amortization	(11,611)	(11,019)
Property, plant, and equipment – net	28,718	27,912
Intangible assets – net of accumulated amortization	8,405	8,790
Regulatory assets, deferred charges, and other	537	507
Total assets	$45,938	$45,903
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$841	$957
Affiliate	109	134
Accrued interest	226	214
Other accrued liabilities	598	643
Long-term debt due within one year	2	501
Total current liabilities	1,776	2,449
Long-term debt	17,018	15,996
Asset retirement obligations	961	944
Deferred income tax liabilities	15	16
Regulatory liabilities, deferred income, and other	3,269	2,809
Contingent liabilities (Note 9)
Equity:
Partners’ equity:
Common units (958,183,223 and 956,952,542 units outstanding at June 30, 2018 and December 31, 2017, respectively)	20,761	21,251
Class B units (18,442,649 and 17,853,088 units outstanding at June 30, 2018 and December 31, 2017, respectively)	796	784
Accumulated other comprehensive income (loss)	(18)	(5)
Total partners’ equity	21,539	22,030
Noncontrolling interests in consolidated subsidiaries	1,360	1,659
Total equity	22,899	23,689
Total liabilities and equity	$45,938	$45,903

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Changes in Equity
(Unaudited)

	Williams Partners L.P.
	Common Units	Class B Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2017	$21,251	$784	$(5)	$22,030	$1,659	$23,689
Adoption of ASC 606 (Note 1)	(148)	(3)	—	(151)	3	(148)
Net income (loss)	771	15	—	786	47	833
Other comprehensive income (loss)	—	—	(13)	(13)	—	(13)
Distributions to partners	(1,162)	—	—	(1,162)	—	(1,162)
Sales of common units (Note 7)	46	—	—	46	—	46
Distributions to noncontrolling interests	—	—	—	—	(93)	(93)
Contributions from noncontrolling interests	—	—	—	—	11	11
Deconsolidation of subsidiary (Note 3)	—	—	—	—	(267)	(267)
Contributions from (distributions to) The Williams Companies, Inc. – net	3	—	—	3	—	3
Net increase (decrease) in equity	(490)	12	(13)	(491)	(299)	(790)
Balance – June 30, 2018	$20,761	$796	$(18)	$21,539	$1,360	$22,899

See accompanying notes.

Williams Partners L.P.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$833	$1,008
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	849	856
Provision (benefit) for deferred income taxes	(1)	(1)
Equity (earnings) losses	(174)	(232)
Distributions from unconsolidated affiliates	316	404
Net (gain) loss on disposition of equity-method investments	—	(269)
Amortization of stock-based awards	—	4
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	160	194
Inventories	(33)	(30)
Other current assets and deferred charges	(69)	(14)
Accounts payable	(100)	35
Accrued liabilities	68	(100)
Affiliate accounts receivable and payable – net	(25)	21
Other, including changes in noncurrent assets and liabilities	(114)	(111)
Net cash provided (used) by operating activities	1,710	1,765
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	—	(93)
Proceeds from long-term debt	1,814	1,698
Payments of long-term debt	(1,251)	(1,535)
Proceeds from sales of common units	—	2,184
Distributions paid	(1,116)	(1,357)
Distributions to noncontrolling interests	(93)	(108)
Contributions from noncontrolling interests	11	10
Contributions from (distributions to) The Williams Companies, Inc. – net	3	(8)
Payments for debt issuance costs	(18)	(13)
Other – net	(34)	(23)
Net cash provided (used) by financing activities	(684)	755
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,873)	(1,049)
Dispositions – net	3	(14)
Contributions in aid of construction	339	194
Proceeds from dispositions of equity-method investments	—	200
Purchases of and contributions to equity-method investments	(91)	(79)
Other – net	(30)	(9)
Net cash provided (used) by investing activities	(1,652)	(757)
Increase (decrease) in cash and cash equivalents	(626)	1,763
Cash and cash equivalents at beginning of year	881	145
Cash and cash equivalents at end of period	$255	$1,908
_________
(1) Increases to property, plant, and equipment	$(1,847)	$(1,155)
Changes in related accounts payable and accrued liabilities	(26)	106
Capital expenditures	$(1,873)	$(1,049)
See accompanying notes.

Williams Partners L.P.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, in Exhibit 99.1 of our Form 8-K dated May 3, 2018. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
We are a Delaware limited partnership whose common units are listed and traded on the New York Stock Exchange. WPZ GP LLC, a Delaware limited liability company wholly owned by The Williams Companies, Inc. (Williams), serves as our general partner. As of June 30, 2018, Williams owns a 74 percent limited partner interest in us. Our operations are located in the United States.
Public Unit Exchange
On May 16, 2018, we entered into an agreement for a stock-for-unit transaction whereby Williams will acquire all of our publicly held outstanding common units in exchange for shares of William’s common stock (WPZ Merger). Each such common unit will be converted into the right to receive 1.494 shares of William’s common stock or 1.513 shares if the closing does not occur before the record date of William’s third-quarter 2018 dividend. In the event this agreement is terminated under certain circumstances, Williams could be required to pay us a $410 million termination fee. Williams currently owns approximately 74 percent of us.
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

Notes (Continued)

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
West is comprised of our interstate natural gas pipeline, Northwest Pipeline LLC (Northwest Pipeline), and our gathering, processing, and treating operations in New Mexico, Colorado, and Wyoming, as well as the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware, and Permian basins. This segment also includes our natural gas liquid (NGL) and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in Overland Pass Pipeline, LLC, a 50 percent interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope) (an equity-method investment following deconsolidation as of June 30, 2018), and our previously owned 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) in the Mid-Continent region (see Note 4 – Investing Activities).
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
On March 15, 2018, the Federal Energy Regulatory Commission (FERC) issued a revised policy statement regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings.
On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the facts of the case, but also any arguments regarding the underlying validity of the policy itself.

Notes (Continued)

On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in the Tax Cuts and Jobs Act (Tax Reform) and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. The FERC also clarified that a natural gas company organized as a pass-through entity and all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax and is thus eligible for a tax allowance.
On March 15, 2018, the FERC also issued a Notice of Inquiry seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to accumulated deferred income tax amounts after the corporate income tax rate reduction and bonus depreciation rules, as well as whether other features of Tax Reform require FERC action. We are evaluating the impact of these developments on our interstate natural gas pipelines and currently expect any associated impacts would be prospective and determined through subsequent rate proceedings. We also continue to monitor developments that may impact our regulatory liabilities resulting from Tax Reform. It is reasonably possible that future tariff-based rates collected by our interstate natural gas pipelines may be adversely impacted.
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
Effective January 1, 2018, we adopted ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). Among other things, ASU 2016-15 permits an accounting policy election to classify distributions received from equity-method investees using either the cumulative earnings approach or the nature of distribution approach. We have elected to apply the nature of distribution approach and have retrospectively conformed the prior year presentation within the Consolidated Statement of Cash Flows in accordance with ASU 2016-15. For the period ended June 30, 2017, amounts previously presented as Distributions from unconsolidated affiliates in excess of cumulative earnings within Investing Activities are now presented as part of Distributions from unconsolidated affiliates within Operating Activities, resulting in an increase to Net cash provided (used) by operating activities of $258 million with a corresponding reduction in Net cash provided (used) by investing activities.
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

Notes (Continued)

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
Accounting standards issued but not yet adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The standard requires varying transition methods for the different categories of amendments. Although we do not expect ASU 2016-13 to have a significant impact, it could impact our trade receivables as the related allowance for credit losses will be recognized earlier under the expected loss model.
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
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We expect to adopt ASU 2016-02 effective January 1, 2019.
We are in the process of finalizing our review of contracts to identify leases based on the modified definition of a lease, implementing a financial lease accounting system, and identifying changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. While we are still in the process of completing our implementation evaluation of ASU 2016-02, we currently believe the most

Notes (Continued)

significant changes to our financial statements relate to the recognition of a lease liability and offsetting right-of-use asset in our Consolidated Balance Sheet for operating leases. We are also evaluating ASU 2016-02’s available practical expedients on adoption, which we expect to elect.
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
Certain customers reimburse us for costs we incur associated with construction of property, plant, and equipment utilized in our operations. For our rate-regulated gas pipeline businesses that apply ASC 980. "Regulated Operations" (Topic 980), we follow FERC guidelines with respect to reimbursement of construction costs. FERC tariffs only allow for cost reimbursement and are non-negotiable in nature; thus, the construction activities do not represent an ongoing major and central operation of our gas pipeline businesses and are not within the scope of ASC 606. Accordingly, cost reimbursements are treated as a reduction to the cost of the constructed asset. For our midstream businesses, reimbursement and service contracts with customers are viewed together as providing the same commercial objective, as we have the ability to negotiate the mix of consideration between reimbursements and amounts billed over time. Accordingly, we generally recognize reimbursements of construction costs from customers on a gross basis as a contract liability separate from the associated costs included within property, plant, and equipment. The contract liability is recognized into service revenues as the underlying performance obligations are satisfied.
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

Notes (Continued)

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
Midstream businesses
Revenues from our midstream businesses, which are included in the caption titled “Non-regulated gathering, processing, transportation, and storage” in the revenue by category table below, include contracts for natural gas gathering, processing, treating, compression, transportation, and other related services with contract terms that are generally long-term in nature and may extend up to the production life of the associated reservoir. Additionally, our midstream businesses generate revenues from fees charged for storing customers’ NGLs, generally under prepaid contracted storage capacity contracts. In situations where we provide an integrated package of services combined into a single performance obligation, which represents a majority of this class of contracts with customers, we do not consider there to be multiple performance obligations because the nature of the overall promise in the contract is to provide gathering, processing, transportation, storage, and related services resulting in the delivery, or redelivery in the context of storage services, of pipeline-quality natural gas and NGLs to the customer. As such, revenue is recognized at the daily completion of the integrated package of services as the integrated package represents a single performance obligation. Additionally, certain contracts in our midstream businesses contain fixed or upfront payment terms that result in the deferral of revenues until such services have been performed or such capacity has been made available.
We also earn revenues from offshore crude oil and natural gas gathering and transportation and offshore production handling. These services represent an integrated package of services and are considered a single distinct performance obligation for which we recognize revenues as the services are provided to the customer.
We generally earn a contractually stated fee per unit for the volume of product transported, gathered, processed, or stored. The rate is generally fixed; however, certain contracts contain variable rates that are subject to change based on commodity prices, levels of throughput, or an annual adjustment based on a formulaic cost of service calculation. In addition, we have contracts with contractually stated fees that decline over the contract term, such as declines based on the passage of time periods or achievement of cumulative throughput amounts. For all of our contracts, we allocate the transaction price to each performance obligation based on the relative standalone selling price. The excess of consideration received over revenue recognized results in the deferral of those amounts until future periods based on a units of production or straight-line methodology. Certain of our gas gathering and processing agreements have minimum volume commitments (MVC). If a customer under such an agreement fails to meet its MVC for a specified period (thus not exercising all the contractual rights to gathering and processing services within the specified period,

Notes (Continued)

herein referred to as “breakage”), it is obligated to pay a contractually determined fee based upon the shortfall between the actual gathered or processed volumes and the MVC for the period contained in the contract. When we conclude it is probable that the customer will not exercise all or a portion of its remaining rights, we recognize revenue associated with such breakage amount in proportion to the pattern of exercised rights within the respective MVC period.
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
	(Millions)
Three Months Ended June 30, 2018
Revenues from contracts with customers:
Service revenues:
Non-regulated gathering, processing, transportation, and storage:
Monetary consideration	$205	$128	$414	$—	$—	$(18)	$729
Commodity consideration	5	11	78	—	—	—	94
Regulated interstate natural gas transportation and storage	—	—	—	450	108	—	558
Other	21	2	13	1	—	(3)	34
Total service revenues	231	141	505	451	108	(21)	1,415
Product Sales:
NGL and natural gas	75	76	558	30	—	(83)	656
Other	—	—	4	—	—	(1)	3
Total product sales	75	76	562	30	—	(84)	659
Total revenues from contracts with customers	306	217	1,067	481	108	(105)	2,074
Other revenues (1)	5	7	(2)	2	—	—	12
Total revenues	$311	$224	$1,065	$483	$108	$(105)	$2,086

Six Months Ended June 30, 2018
Revenues from contracts with customers:
Service revenues:
Non-regulated gathering, processing, transportation, and storage:
Monetary consideration	$407	$265	$822	$—	$—	$(36)	$1,458
Commodity consideration	9	26	160	—	—	—	195
Regulated interstate natural gas transportation and storage	—	—	—	911	220	(1)	1,130
Other	42	8	24	1	—	(6)	69
Total service revenues	458	299	1,006	912	220	(43)	2,852
Product Sales:
NGL and natural gas	173	144	1,079	55	—	(168)	1,283
Other	—	—	8	—	—	(1)	7
Total product sales	173	144	1,087	55	—	(169)	1,290
Total revenues from contracts with customers	631	443	2,093	967	220	(212)	4,142
Other revenues (1)	10	9	3	5	—	—	27
Total revenues	$641	$452	$2,096	$972	$220	$(212)	$4,169

______________________________

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

Notes (Continued)

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
The following table presents a reconciliation of our contract assets:

	Quarter-to-Date June 30, 2018	Year-to-Date June 30, 2018
	(Millions)
Balance at beginning of period	$24	$4
Revenue recognized in excess of cash received	16	36
Minimum volume commitments invoiced	(1)	(1)
Balance at end of period	$39	$39
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
The following table presents a reconciliation of our contract liabilities:

	Quarter-to-Date June 30, 2018	Year-to-Date June 30, 2018
	(Millions)
Balance at beginning of period	$1,574	$1,596
Payments received and deferred	126	218
Deconsolidation of Jackalope interest (Note 3)	(52)	(52)
Recognized in revenue	(113)	(227)
Balance at end of period	$1,535	$1,535

Notes (Continued)

The following table presents the amount of the contract liabilities balance as of June 30, 2018, expected to be recognized as revenue in each of the next five years as performance obligations are expected to be satisfied:

(Millions)
2018 (remainder)	$184
2019	249
2020	128
2021	110
2022	103
2023	99
Thereafter	662
Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2018. These primarily include long-term contracts containing MVCs associated with our midstream businesses, fixed payments associated with offshore production handling, and reservation charges on contracted capacity on our gas pipeline firm transportation contracts with customers, as well as storage capacity contracts. Amounts included in the table below for our interstate natural gas pipeline businesses reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. As a practical expedient permitted by ASC 606, this table excludes variable consideration as well as consideration in contracts that is recognized in revenue as billed. It also excludes consideration received prior to June 30, 2018, that will be recognized in future periods (see above for Contract Liabilities and the expected recognition of those amounts within revenue). As noted above, certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation as of June 30, 2018, does not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Millions)
2018 (remainder)	$1,238
2019	2,438
2020	2,267
2021	2,033
2022	1,840
2023	1,659
Thereafter	12,588
Total	$24,063
Accounts Receivable
We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received by the contractual due date. Interest income related to past due accounts receivable is generally recognized at the time full payment is received or collectability is assured.
The following is a summary of our Trade accounts and other receivables as it relates to contracts with customers:

	June 30, 2018	January 1, 2018
	(Millions)
Accounts receivable related to revenues from contracts with customers	$742	$956
Other accounts receivable	58	16
Total reflected in Trade accounts and other receivables	$800	$972

Notes (Continued)

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

	As Reported	Adjustments resulting from adoption of ASC 606	Balance without adoption of ASC 606
	(Millions, except per unit amounts)
Consolidated Statement of Comprehensive Income
Three Months Ended June 30, 2018
Service revenues	$1,335	$6	$1,341
Service revenues - commodity consideration	94	(94)	—
Product sales	657	32	689
Total revenues	2,086	(56)	2,030
Product costs	636	(40)	596
Processing commodity expenses	26	(26)	—
Operating and maintenance expenses	383	4	387
Total costs and expenses	1,606	(62)	1,544
Operating income (loss)	480	6	486
Equity earnings (losses)	92	1	93
Other investing income (loss) - net	67	(9)	58
Interest incurred	(224)	4	(220)
Interest capitalized	13	(2)	11
Less: Net income (loss) attributable to noncontrolling interests	23	(1)	22
Net income (loss) attributable to controlling interests	426	1	427
Allocation of net income (loss) to common units	418	1	419
Less: Comprehensive income attributable to noncontrolling interests	23	(1)	22
Comprehensive income (loss) attributable to controlling interests	411	1	412

Six Months Ended June 30, 2018
Service revenues	$2,681	$11	$2,692
Service revenues - commodity consideration	195	(195)	—
Product sales	1,293	42	1,335
Total revenues	4,169	(142)	4,027
Product costs	1,249	(95)	1,154
Processing commodity expenses	61	(61)	—
Operating and maintenance expenses	734	3	737
Depreciation and amortization expenses	849	1	850
Total costs and expenses	3,197	(152)	3,045
Operating income (loss)	972	10	982
Equity earnings (losses)	174	1	175
Other investing income (loss) - net	71	(9)	62
Interest incurred	(442)	7	(435)
Interest capitalized	22	(4)	18
Income (loss) before income taxes	833	5	838
Net income (loss)	833	5	838
Less: Net income (loss) attributable to noncontrolling interests	47	(2)	45
Net income (loss) attributable to controlling interests	$786	$7	$793
Allocation of net income (loss) to common units	771	7	778
Basic earnings (loss) per common unit	.81	.01	.82

Notes (Continued)

	As Reported	Adjustments resulting from adoption of ASC 606	Balance without adoption of ASC 606
	(Millions, except per unit amounts)
Diluted earnings (loss) per common unit	$.81	$.01	$.82
Comprehensive income (loss)	820	5	825
Less: Comprehensive income attributable to noncontrolling interests	47	(2)	45
Comprehensive income (loss) attributable to controlling interests	773	7	780

Consolidated Balance Sheet
June 30, 2018
Inventories	$153	$(7)	$146
Other current assets and deferred charges	260	(35)	225
Total current assets	1,468	(42)	1,426
Investments	6,810	(1)	6,809
Property, plant and equipment	40,329	(4)	40,325
Property, plant, and equipment – net	28,718	(4)	28,714
Intangible assets – net of accumulated amortization	8,405	62	8,467
Regulatory assets, deferred charges, and other	537	(4)	533
Total assets	45,938	11	45,949
Regulatory liabilities, deferred income, and other	3,269	(133)	3,136
Common and Class B units	21,557	156	21,713
Total partners’ equity	21,539	156	21,695
Noncontrolling interests in consolidated subsidiaries	1,360	(12)	1,348
Total equity	22,899	144	23,043
Total liabilities and equity	45,938	11	45,949

Consolidated Statement of Changes in Equity
June 30, 2018
Adoption of ASC 606	$(148)	$148	$—
Net income (loss)	833	5	838
Deconsolidation of subsidiary	(267)	(9)	(276)
Net increase (decrease) in equity	(790)	144	(646)
Balance - June 30, 2018	22,899	144	23,043
Note 3 – Variable Interest Entities
Consolidated VIEs
As of June 30, 2018, we consolidate the following variable interest entities (VIEs):
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

Notes (Continued)

Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. The total remaining cost of the project is estimated to be approximately $740 million, which would be funded with capital contributions from us and the other equity partners on a proportional basis.
In December 2014, Constitution received approval from the FERC to construct and operate its proposed pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied the necessary water quality certification under Section 401 of the Clean Water Act for the New York portion of the pipeline. In May 2016, Constitution appealed the NYSDEC’s denial of the Section 401 certification to the United States Court of Appeals for the Second Circuit and in August 2017, the court issued a decision denying in part and dismissing in part Constitution’s appeal. The court expressly declined to rule on Constitution’s argument that the delay in the NYSDEC’s decision on Constitution’s Section 401 application constitutes a waiver of the certification requirement. The court determined that it lacked jurisdiction to address that contention, and found that jurisdiction over the waiver issue lies exclusively with the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). As to the denial itself, the court determined that NYSDEC’s action was not arbitrary or capricious. Constitution filed a petition for rehearing with the Second Circuit Court of Appeals, but in October 2017 the court denied our petition.
In October 2017, we filed a petition for declaratory order requesting the FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of such statute. In January 2018, the FERC denied our petition, finding that Section 401 provides that a state waives certification only when it does not act on an application within one year from the date of the application. We filed a request for rehearing of the FERC’s decision, but in July 2018 the FERC denied our request.
The project’s sponsors remain committed to the project. Now that the FERC has issued an order on our request for rehearing, we are clear to seek review of the matter with the D.C. Circuit. We plan to file a petition for review with the D.C. Circuit. An unfavorable resolution could result in the impairment of a significant portion of the capitalized project costs, which total $377 million on a consolidated basis at June 30, 2018, and are included within Property, plant, and equipment in the Consolidated Balance Sheet. Beginning in April 2016, we discontinued capitalization of development costs related to this project. It is also possible that we could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.
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

Notes (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of our consolidated VIEs:

	June 30, 2018	December 31, 2017 (1)	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$28	$35	Cash and cash equivalents
Accounts receivable	53	76	Trade accounts and other receivables
Prepaid assets	2	2	Other current assets and deferred charges
Property, plant, and equipment – net	2,432	2,887	Property, plant, and equipment – net
Intangible assets – net	1,200	1,381	Intangible assets – net of accumulated amortization
Accounts payable	(15)	(28)	Accounts payable – trade
Accrued liabilities	—	(1)	Other accrued liabilities
Current deferred revenue	(65)	(57)	Other accrued liabilities
Deposits held	(8)	—	Other accrued liabilities
Noncurrent asset retirement obligations	(103)	(103)	Asset retirement obligations
Noncurrent deferred revenue associated with customer advance payments	(226)	(305)	Regulatory liabilities, deferred income, and other
_________________

(1)	Includes Jackalope, which was a consolidated VIE at December 31, 2017.

Nonconsolidated VIEs
Jackalope
We own a 50 percent interest in Jackalope, which provides gathering and processing services for the Powder River basin and is a VIE due to certain risks shared with customers. Prior to the second quarter of 2018 we were the primary beneficiary of Jackalope. During the second quarter of 2018, the scope of Jackalope’s planned future activities changed, resulting in a VIE reconsideration event. Upon evaluation, we determined that we are no longer the primary beneficiary, most notably due to changes in the activities that most significantly impact Jackalope’s economic performance and our determination that we do not control the power to direct such activities. These activities are primarily related to the capital decision making process. As a result, we deconsolidated Jackalope on June 30, 2018 and now account for this interest using the equity method of accounting as we exert significant influence over the financial and operational policies of Jackalope (see Note 4 – Investing Activities). At June 30, 2018, the carrying value of our investment in Jackalope was $310 million. Our maximum exposure to loss is limited to the carrying value of our investment. We expect to fund future capital contributions from us and the other equity partner on a proportional basis.
Note 4 – Investing Activities
Jackalope Deconsolidation
During the second quarter of 2018, we deconsolidated our interest in Jackalope (see Note 3 – Variable Interest Entities). We recorded our interest in Jackalope as an equity-method investment at its estimated fair value, resulting in a deconsolidation gain of $62 million reflected in Other investing income (loss) – net in the Consolidated Statement of Comprehensive Income. We estimated the fair value of our interest to be $310 million using an income approach based on expected future cash flows and an appropriate discount rate (a Level 3 measurement within the fair value hierarchy). The determination of expected future cash flows involved significant assumptions regarding gathering and processing volumes and related capital spending. A 10.9 percent discount rate was utilized and reflected our estimate of the cost of capital as impacted by market conditions and risks associated with the underlying business. The deconsolidated carrying value of the net assets of Jackalope included $47 million of goodwill.

Notes (Continued)

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
Note 5 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Atlantic-Gulf
Amortization of regulatory assets associated with asset retirement obligations	$8	$9	$16	$17
Accrual of regulatory liability related to overcollection of certain employee expenses	6	5	11	11
Adjustments to regulatory liability related to Tax Reform	(21)	—	(10)	—
West
Gains on contract settlements and terminations	—	(2)	—	(15)
Adjustments to regulatory liability related to Tax Reform	—	—	(7)	—
Regulatory charge per approved rates related to Tax Reform	6	—	12	—
NGL & Petchem Services
Gain on sale of Refinery Grade Propylene Splitter	—	(12)	—	(12)
Additional Items
Certain additional items included in the Consolidated Statement of Comprehensive Income are as follows:

•
Other income (expense) – net below Operating income (loss) includes income of $26 million and $46 million for the three and six months ended June 30, 2018, respectively, and $19 million and $37 million for the three and six months ended June 30, 2017, respectively, related to allowance for equity funds used during construction within the Atlantic-Gulf segment.

•
Other income (expense) – net below Operating income (loss) for the six months ended June 30, 2018, includes a $7 million net loss associated with the March 28, 2018, early retirement of $750 million of 4.875 percent senior unsecured notes that were due in 2024. The net loss within the Other segment reflects $34 million in premiums paid, partially offset by $27 million of unamortized premium. (See Note 6 – Debt and Banking Arrangements.) For the six months ended June 30, 2017, Other income (expense) – net below Operating income (loss) includes a $30 million net gain associated with the February 23, 2017, early retirement of $750

Notes (Continued)

million of 6.125 percent senior unsecured notes that were due in 2022. The net gain within the Other segment reflects $53 million of unamortized premium, partially offset by $23 million in premiums paid.
Note 6 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
Northwest Pipeline retired $250 million of 6.05 percent senior unsecured notes that matured on June 15, 2018.
On March 5, 2018, we completed a public offering of $800 million of 4.85 percent senior unsecured notes due 2048. We used the net proceeds for general partnership purposes, primarily the March 28, 2018, repayment of $750 million of 4.875 percent senior unsecured notes that were due in 2024.
On March 15, 2018, Transco issued $400 million of 4 percent senior unsecured notes due 2028 and $600 million of 4.6 percent senior unsecured notes due 2048 to investors in a private debt placement. Transco used the net proceeds to retire $250 million of 6.05 percent senior unsecured notes that matured on June 15, 2018, and for general corporate purposes, including the funding of capital expenditures. As part of the issuance, Transco entered into a registration rights agreement with the initial purchasers of the unsecured notes. Transco is obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. Transco is required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If Transco fails to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of a registration default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such registration defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.
Other financing obligation
During the first half of 2018, Transco received an additional $24 million of funding from a co-owner related to the construction of the Dalton expansion project. This additional funding is reflected as Long-term debt in the Consolidated Balance Sheet.
Commercial Paper Program
As of June 30, 2018, no commercial paper was outstanding under our $3 billion commercial paper program.
Credit Facilities

	June 30, 2018
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$3,500	$—
Letters of credit under certain bilateral bank agreements		1

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Note 7 – Partners’ Capital
Distribution Reinvestment Program
The May 2018 distribution resulted in 653,734 common units issued to the public at a discounted average price of $35.79 per unit associated with the reinvested distributions of $23 million.

Notes (Continued)

The February 2018 distribution resulted in 576,923 common units issued to the public at a discounted average price of $38.83 per unit associated with the reinvested distributions of $22 million.
Common Units
The Board of Directors of our general partner declared a cash distribution of $0.629 per common unit on July 23, 2018, to be paid on August 10, 2018, to unitholders of record at the close of business on August 3, 2018.
Class B Units
The Class B units are not entitled to cash distributions. Instead, prior to conversion into common units, the Class B units receive quarterly distributions of additional paid-in-kind Class B units. Effective February 10, 2015, each Class B unit became convertible at the election of either us or the holders of such Class B unit into a common unit on a one-for-one basis. The Board of Directors of our general partner has authorized the issuance of 282,067 Class B units associated with the second-quarter distribution, to be issued on August 10, 2018.
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2018:
Measured on a recurring basis:
ARO Trust investments	$151	$151	$151	$—	$—
Energy derivatives assets not designated as hedging instruments	4	4	4	—	—
Energy derivatives liabilities designated as hedging instruments	(16)	(16)	(15)	(1)	—
Energy derivatives liabilities not designated as hedging instruments	(4)	(4)	(1)	—	(3)
Additional disclosures:
Other receivables	21	21	21	—	—
Long-term debt, including current portion	(17,020)	(17,702)	—	(17,702)	—

Assets (liabilities) at December 31, 2017:
Measured on a recurring basis:
ARO Trust investments	$135	$135	$135	$—	$—
Energy derivatives liabilities designated as hedging instruments	(3)	(3)	(2)	(1)	—
Energy derivatives liabilities not designated as hedging instruments	(3)	(3)	—	—	(3)
Additional disclosures:
Other receivables	7	7	7	—	—
Long-term debt, including current portion	(16,497)	(18,112)	—	(18,112)	—

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2018 or 2017.
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
Note 9 – Contingent Liabilities
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2018, we have accrued liabilities totaling $16 million for these matters, as discussed below. Estimates of

Notes (Continued)

the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At June 30, 2018, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, air quality standards for one hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. On October 1, 2015, the EPA issued its rule regarding National Ambient Air Quality Standards for ground-level ozone, setting a stricter standard of 70 parts per billion. We are monitoring the rule’s implementation as the reduction will trigger additional federal and state regulatory actions that may impact our operations. Implementation of the regulations is expected to result in impacts to our operations and increase the cost of additions to Property, plant, and equipment – net in the Consolidated Balance Sheet for both new and existing facilities in affected areas. We are unable to reasonably estimate the cost of additions that may be required to meet the regulations at this time due to uncertainty created by various legal challenges to these regulations and the need for further specific regulatory guidance.
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2018, we have accrued liabilities of $7 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2018, we have accrued liabilities totaling $9 million for these costs.
Royalty Matters
Certain of our customers, including one major customer, have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases filed in Pennsylvania based on allegations that we improperly participated with that major customer in causing the alleged royalty underpayments. We believe that the claims asserted are subject to indemnity obligations owed to us by that major customer. That customer has reached a tentative settlement to resolve substantially all Pennsylvania royalty cases pending, which settlement would apply to both the customer and us. The settlement as reported would not require any contribution from us.
Unitholder Litigation
On March 7, 2016, a purported unitholder of us filed a putative class action on behalf of certain purchasers of our units in U.S. District Court in Oklahoma. The action names as defendants us, Williams, Williams Partners GP LLC, Alan S. Armstrong, and former Chief Financial Officer Donald R. Chappel and alleges violations of certain federal securities laws for failure to disclose Energy Transfer Equity, L.P.’s intention to pursue a purchase of Williams conditioned on Williams not closing the May 2015 agreement for a unit-for-stock transaction whereby Williams would have acquired all of our publicly held outstanding common units in exchange for shares of Williams’ common stock when announcing the May 2015 agreement. The complaint seeks, among other things, damages and an award of costs and attorneys’ fees. The plaintiff filed an amended complaint on August 31, 2016. On October 17, 2016, we requested the court dismiss the action, and on March 8, 2017, the court dismissed the complaint with prejudice. On April 7, 2017, the plaintiff filed a notice of appeal. On May 22, 2018, the appellate court affirmed the dismissal of plaintiff’s complaint.

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
	(Millions)
Three Months Ended June 30, 2018
Segment revenues:
Service revenues
External	$222	$578	$535	$—	$—	$1,335
Internal	10	12	—	—	(22)	—
Total service revenues	232	590	535	—	(22)	1,335
Total service revenues – commodity consideration (external only)	4	12	78	—	—	94
Product sales
External	66	50	541	—	—	657
Internal	9	55	19	—	(83)	—
Total product sales	75	105	560	—	(83)	657
Total revenues	$311	$707	$1,173	$—	$(105)	$2,086

Three Months Ended June 30, 2017
Segment revenues:
Service revenues
External	$206	$540	$527	$4	$—	$1,277
Internal	11	7	—	—	(18)	—
Total service revenues	217	547	527	4	(18)	1,277
Product sales
External	43	75	369	155	—	642
Internal	9	50	66	2	(127)	—
Total product sales	52	125	435	157	(127)	642
Total revenues	$269	$672	$962	$161	$(145)	$1,919

Six Months Ended June 30, 2018
Segment revenues:
Service revenues
External	$441	$1,174	$1,066	$—	$—	$2,681
Internal	19	25	—	—	(44)	—
Total service revenues	460	1,199	1,066	—	(44)	2,681
Total service revenues – commodity consideration (external only)	8	27	160	—	—	195
Product sales
External	155	85	1,053	—	—	1,293
Internal	18	113	37	—	(168)	—
Total product sales	173	198	1,090	—	(168)	1,293
Total revenues	$641	$1,424	$2,316	$—	$(212)	$4,169

Six Months Ended June 30, 2017
Segment revenues:
Service revenues
External	$414	$1,067	$1,045	$7	$—	$2,533
Internal	20	16	—	—	(36)	—
Total service revenues	434	1,083	1,045	7	(36)	2,533
Product sales
External	103	144	774	348	—	1,369
Internal	17	115	117	8	(257)	—
Total product sales	120	259	891	356	(257)	1,369
Total revenues	$554	$1,342	$1,936	$363	$(293)	$3,902

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Modified EBITDA by segment:
Northeast G&P	$255	$247	$505	$473
Atlantic-Gulf	475	454	926	904
West	389	356	802	741
NGL & Petchem Services	—	30	—	81
Other	(4)	(11)	(11)	9
	1,115	1,076	2,222	2,208
Accretion expense associated with asset retirement obligations for nonregulated operations	(10)	(11)	(18)	(17)
Depreciation and amortization expenses	(426)	(423)	(849)	(856)
Equity earnings (losses)	92	125	174	232
Other investing income (loss) – net	67	2	71	273
Proportional Modified EBITDA of equity-method investments	(178)	(215)	(347)	(409)
Interest expense	(211)	(205)	(420)	(419)
(Provision) benefit for income taxes	—	(1)	—	(4)
Net income (loss)	$449	$348	$833	$1,008
The following table reflects Total assets by reportable segment.

	Total Assets
	June 30, 2018	December 31, 2017
	(Millions)
Northeast G&P	$14,423	$14,397
Atlantic-Gulf	16,725	15,230
West	15,365	16,144
NGL & Petchem Services	2	3
Other (1)	356	936
Eliminations (2)	(933)	(807)
Total	$45,938	$45,903

(1)	Decrease in Other due primarily to decreased cash balance.

(2)	Eliminations primarily relate to the intercompany accounts receivable generated by our cash management program.
Note 11 – Subsequent Events
WPZ Merger Unitholder Approval
On July 13, 2018, Williams Gas Pipeline Company, LLC, which as of the record date of the WPZ Merger beneficially owned approximately 73.8 percent of the outstanding WPZ units, delivered a written consent approving the WPZ Merger, and the related merger agreement, in all respects. As a result, no further action by any WPZ unitholder is required under applicable law or otherwise to approve the WPZ Merger and the consent process for holders of WPZ units with respect to the WPZ Merger is concluded.

Notes (Continued)

Agreement to Divest Four Corners Assets
In July 2018, we announced an agreement to sell our natural gas gathering and processing assets in the Four Corners area of New Mexico and Colorado for $1.125 billion, subject to customary closing conditions and purchase price adjustments. As of June 30, 2018, the net carrying amount of these assets in our West segment is approximately $530 million. This transaction is expected to close in the second half of 2018.

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

•
West is comprised of our interstate natural gas pipeline, Northwest Pipeline, and our gathering, processing, and treating operations in New Mexico, Colorado, and Wyoming, as well as the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware, and Permian basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in OPPL, a 50 percent interest in Jackalope (an equity-method investment following deconsolidation as of June 30, 2018), and our previously owned 50 percent equity-method investment in the Delaware basin gas gathering

Management’s Discussion and Analysis (Continued)

system (DBJV) in the Mid-Continent region (see Note 4 – Investing Activities of Notes to Consolidated Financial Statements).

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
Distributions
The Board of Directors of our general partner declared a cash distribution of $0.629 per common unit on July 23, 2018, to be paid on August 10, 2018, to unitholders of record at the close of business on August 3, 2018.
Overview of Six Months Ended June 30, 2018
Net income (loss) attributable to controlling interests for the six months ended June 30, 2018, decreased $168 million compared to the six months ended June 30, 2017, primarily due to the absence of a $269 million gain associated with the disposition of certain equity-method investments in 2017, a $75 million decrease in product margins primarily due to the absence of olefins margins associated with our former olefin operations, partially offset by increased NGL and marketing margins, and a $58 million decrease in Equity earnings (losses). This decrease was partially offset by a $148 million increase in service revenue primarily resulting from expansion projects placed into service in 2017 and 2018 and a $62 million gain associated with the deconsolidation of Jackalope.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our annual consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8‑K dated May 3, 2018.
Public Unit Exchange
On May 16, 2018, we entered into an agreement for a stock-for-unit transaction whereby Williams will acquire all of our publicly held outstanding common units in exchange for shares of William’s common stock (WPZ Merger). Each such common unit will be converted into the right to receive 1.494 shares of William’s common stock or 1.513 shares if the closing does not occur before the record date of William’s third quarter 2018 dividend. In the event this agreement is terminated under certain circumstances, Williams could be required to pay us a $410 million termination fee. Williams currently owns approximately 74 percent of us. We expect the WPZ Merger will be completed during the third quarter of 2018.
FERC Income Tax Policy Revision
On March 15, 2018, the FERC issued a revised policy statement (the March 15 Statement) regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings. One of the benefits of the pending

Management’s Discussion and Analysis (Continued)

WPZ Merger is to allow our FERC-regulated pipelines to continue to recover an income tax allowance in their cost of service rates.
On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. This guidance, if implemented, would significantly mitigate the impact of the March 15 Statement. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the facts of the case, but also any arguments regarding the underlying validity of the policy itself. The FERC’s guidance on ADIT likely will be challenged by customers and state commissions, which would result in a long period of revenue uncertainty for pipelines eliminating ADIT from their cost of service. The WPZ Merger would have the additional benefit of eliminating this uncertainty.
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in the Tax Cuts and Jobs Act (Tax Reform) and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. The FERC also clarified that a natural gas company organized as a pass-through entity and all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax and is thus eligible for a tax allowance. We believe this Final Rule and the previously discussed WPZ Merger, will allow for the continued recovery of income tax allowances in Transco’s and Northwest Pipeline’s rates. Further, because of Transco’s requirement to file a general rate case no later than August 31, 2018, Transco is exempt from the Final Rule’s filing requirement.
On March 15, 2018, the FERC also issued a Notice of Inquiry seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to accumulated deferred income tax amounts after the corporate income tax rate reduction and bonus depreciation rules, as well as whether other features of Tax Reform require FERC action. We are evaluating the impact of these developments on our interstate natural gas pipelines and currently expect any associated impacts would be prospective and determined through subsequent rate proceedings. We also continue to monitor developments that may impact our regulatory liabilities resulting from Tax Reform. It is reasonably possible that future tariff-based rates collected by our interstate natural gas pipelines may be adversely impacted.
Revenue Recognition
As a result of the adoption of Accounting Standards Update 2014-09, Revenues from Contracts with Customers (ASC 606), we now record revenues for transactions where we receive noncash consideration, primarily in certain of our gas processing contracts that provide commodities as full or partial consideration for services provided. These revenues are reflected as Service revenues – commodity consideration in the Consolidated Statement of Comprehensive Income. The costs associated with these revenues, primarily related to natural gas shrink replacement, are reported as Processing commodity expenses. The revenues and costs associated with the subsequent sale of the commodity consideration received is reflected within Product sales and Product costs in the Consolidated Statement of Comprehensive Income. Service revenues – commodity consideration plus Product sales less Product costs and Processing commodity expenses represents the margin that we have historically characterized as commodity margin. This presentation is being reflected prospectively in the Consolidated Statement of Comprehensive Income. (See Note 2 – Revenue Recognition of Notes to Consolidated Financial Statements.)
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

Management’s Discussion and Analysis (Continued)

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
Commodity Prices
NGL per-unit margins were approximately 35 percent higher in the first six months of 2018 compared to the same period of 2017 primarily due to a 27 percent increase in per-unit non-ethane prices and an approximate 25 percent decrease in per-unit natural gas feedstock prices.
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
Company Outlook
Although we expect the WPZ Merger will be completed during the third quarter of 2018, the following discussion reflects our outlook in the event that the WPZ Merger is either delayed or not completed.
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

Management’s Discussion and Analysis (Continued)

Our business plan for 2018 includes a continued focus on growing our fee-based businesses, executing growth projects and accomplishing cost discipline initiatives to ensure operations support our strategy. We anticipate operating results will increase through organic business growth driven primarily by Transco expansion projects and continued growth in the Northeast region. We intend to fund planned growth capital with retained cash flow, debt, and proceeds from asset sales. Based on currently forecasted projects, we do not expect to access public equity markets for the next several years.
Our growth capital and investment expenditures in 2018 are expected to be at least $3.2 billion. Approximately $1.8 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining growth capital spending in 2018 primarily reflects investment in gathering and processing systems in the Northeast G&P segment limited primarily to known new producer volumes, including volumes that support Transco expansion projects including our Atlantic Sunrise project. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
As a result of our significant continued capital and investment expenditures on Transco expansions and fee-based gathering and processing projects, fee-based businesses are a significant component of our portfolio and serve to reduce the influence of commodity price fluctuations on our operating results and cash flows. We expect to benefit as continued growth in demand for low-cost natural gas is driven by increases in LNG exports, industrial demand and power generation. For 2018, current forward market prices indicate oil and NGL prices are expected to be higher compared to 2017, while natural gas prices are expected to be lower or comparable with 2017. We continue to address certain pricing risks through the utilization of commodity hedging strategies. However, some of our customers may continue to curtail or delay drilling plans until there is a more sustained recovery in prices, which may negatively impact our gathering and processing volumes. The credit profiles of certain of our producer customers could be challenged as a result of lower energy commodity prices. Unfavorable changes in energy commodity prices or the credit profile of our producer customers may also result in noncash impairments of our assets.
In 2018, our operating results are expected to include increases from our regulated Transco fee-based business primarily related to projects recently placed in-service or expected to be placed in-service in 2018, including the Atlantic Sunrise project. For our non-regulated businesses, we anticipate increases in fee-based revenue in the Northeast G&P segment, partially offset by lower fee-based revenue in the West segment. As previously discussed, under the new accounting guidance for revenue recognition, deferred revenue under certain contracts will be recognized over longer periods than under the prior guidance, contributing to the decrease in annual revenue for the West segment. We expect overall gathering and processing volumes to grow in 2018 and increase thereafter to meet the growing demand for natural gas and natural gas products. We also anticipate slightly lower general and administrative expenses due to the full year impact of prior year cost reduction initiatives and lower equity earnings from our investment in Discovery due to production ending on certain wells.
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
Potential risks and obstacles that could impact the execution of our plan include:

•
Certain aspects of Tax Reform, including regulatory liabilities relating to reduced corporate federal income tax rates, could adversely impact the rates we can charge on our regulated pipelines (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements);

•	Opposition to infrastructure projects, including the risk of delay or denial in permits and approvals needed for our projects;
•Unexpected significant increases in capital expenditures or delays in capital project execution;

Management’s Discussion and Analysis (Continued)

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
Expansion Projects
Our ongoing major expansion projects include the following:
Northeast G&P
Ohio River Supply Hub Expansion
We agreed to expand our services for certain customers to provide additional rich gas processing capacity in the Marcellus and Upper Devonian Shale in West Virginia and Pennsylvania. Associated with these agreements, we plan to further expand the processing capacity of our Oak Grove facility by 400 MMcf/d. With one of these customers, we secured a gathering dedication agreement to gather dry gas in this same region. Additionally, we will be constructing a new NGL pipeline from Moundsville to the Harrison Hub fractionation facility to provide a new outlet for NGLs. These expansions will be supported by long-term, fee-based agreements and volumetric commitments.
Susquehanna Supply Hub Expansion
We continue to expand the gathering systems in the Susquehanna Supply Hub that are needed to meet our customers’ production plans by 2020. This next expansion of the gathering infrastructure includes an additional 40,000 horsepower of new compression and gathering pipelines to bring the capacity to approximately 4.5 Bcf/d.
Atlantic-Gulf
Atlantic Sunrise
In February 2017, we received approval from the FERC to expand Transco’s existing natural gas transmission system along with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in west central Alabama. We placed a portion of the mainline project facilities into service in September 2017 and it increased capacity by 400 Mdth/d. We placed additional mainline facilities into service in June 2018, which increased capacity by an additional 150 Mdth/d. We expect to place the full project into service in the second half of August 2018, assuming timely receipt of the remaining regulatory approvals. The expected in-service date is based upon current contractor schedules and may be affected by weather. The full project is expected to increase capacity by 1,700 Mdth/d.
Constitution Pipeline
We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We are the operator of Constitution. The 126-mile Constitution pipeline is proposed to connect

Management’s Discussion and Analysis (Continued)

our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York, as well as to a local distribution company serving New York and Pennsylvania.
In December 2014, Constitution received approval from the FERC to construct and operate its proposed pipeline, which will have an expected capacity of 650 Mdth/d. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied the necessary water quality certification under Section 401 of the Clean Water Act for the New York portion of the pipeline. In May 2016, Constitution appealed the NYSDEC’s denial of the Section 401 certification to the United States Court of Appeals for the Second Circuit and in August 2017, the court issued a decision denying in part and dismissing in part Constitution’s appeal. The court expressly declined to rule on Constitution’s argument that the delay in the NYSDEC’s decision on Constitution’s Section 401 application constitutes a waiver of the certification requirement. The court determined that it lacked jurisdiction to address that contention, and found that jurisdiction over the waiver issue lies exclusively with the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). As to the denial itself, the court determined that NYSDEC’s action was not arbitrary or capricious. Constitution filed a petition for rehearing with the Second Circuit Court of Appeals, but in October 2017 the court denied our petition.
In October 2017, we filed a petition for declaratory order requesting the FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of such statute. In January 2018, the FERC denied our petition, finding that Section 401 provides that a state waives certification only when it does not act on an application within one year from the date of the application. We filed a request for rehearing of the FERC’s decision, but in July 2018 the FERC denied our request.
The project’s sponsors remain committed to the project. Now that the FERC has issued an order on our request for rehearing, we are clear to seek review of the matter with the D.C. Circuit. We plan to file a petition for review with the D.C. Circuit. (See Note 3 – Variable Interest Entities of Notes to Consolidated Financial Statements.)
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

Management’s Discussion and Analysis (Continued)

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
Northeast Supply Enhancement
In March 2017, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. On April 20, 2018, the NYSDEC denied, without prejudice, Transco’s application for certain permits required for the project. We have addressed the technical issues identified by NYSDEC and in May 2018, we refiled our application for the permits. We plan to place the project into service in the fourth quarter of 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 400 Mdth/d.
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
West
North Seattle Lateral Upgrade
In July 2018, we received approval from the FERC to expand delivery capabilities on Northwest Pipeline’s North Seattle Lateral. The project consists of the removal and replacement of approximately 5.9 miles of 8-inch diameter pipeline with new 20-inch diameter pipeline. We plan to place the project into service as early as the fourth quarter of 2019. The project is expected to increase capacity by approximately 159 Mdth/d.

Management’s Discussion and Analysis (Continued)

Wamsutter Expansion
We plan to expand our gathering and processing infrastructure in the Wamsutter region of Wyoming in order to meet our customers’ production plans.  The expansion includes the addition of approximately 54 miles of gathering pipelines and compression, and modifications to existing treating and processing facilities. We plan to place the project into service during the first quarter of 2019.
Critical Accounting Estimates
Constitution Pipeline Capitalized Project Costs
As of June 30, 2018, Property, plant, and equipment in our Consolidated Balance Sheet includes approximately $377 million of capitalized project costs for Constitution, for which we are the construction manager and own a 41 percent consolidated interest. As a result of the events discussed in Company Outlook, we evaluated the capitalized project costs for impairment as recently as December 31, 2017, and determined that no impairment was necessary. Our evaluation considered probability-weighted scenarios of undiscounted future net cash flows, including scenarios assuming construction of the pipeline, as well as a scenario where the project does not proceed. These scenarios included our most recent estimate of total construction costs. The probability-weighted scenarios also considered our assessment of the likelihood of success of the path to obtain necessary certification, as described in Company Outlook. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success, increased estimates of construction costs, or further significant delays, could result in a future impairment.
Equity-Method Investments
As of June 30, 2018, the carrying value of our equity-method investment in Discovery is $520 million. During the fourth quarter of 2017, certain customers of Discovery terminated a significant offshore gas gathering agreement following the shut-in of production after the associated wells ceased flowing. As a result, we evaluated this investment for impairment in the fourth quarter of 2017 and determined that no impairment was necessary.
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
Regulatory Liabilities Resulting from Tax Reform
In December 2017, Tax Reform was enacted, which, among other things, reduced the corporate income tax rate from 35 percent to 21 percent. Rates charged to customers of our regulated natural gas pipelines are subject to the rate-making policies of the FERC, which have historically permitted the recovery of an income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform and the collection of historical rates that reflected historical federal income tax rates, we expect that our regulated natural gas pipelines will be required to return amounts to certain customers through future rates and have accordingly established regulatory liabilities totaling $657 million as of June 30, 2018. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost–of–service rate proceedings, including other costs of providing service.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change*	% Change*	2018	2017	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,335	$1,277	+58	+5%	$2,681	$2,533	+148	+6%
Service revenues – commodity consideration	94	$—	+94	NM	195	—	+195	NM
Product sales	657	642	+15	+2%	1,293	1,369	-76	-6%
Total revenues	2,086	1,919			4,169	3,902
Costs and expenses:
Product costs	636	537	-99	-18%	1,249	1,116	-133	-12%
Processing commodity expenses	26	—	-26	NM	61	—	-61	NM
Operating and maintenance expenses	383	384	+1	—%	734	745	+11	+1%
Depreciation and amortization expenses	426	423	-3	-1%	849	856	+7	+1%
Selling, general, and administrative expenses	136	154	+18	+12%	274	310	+36	+12%
Other (income) expense – net	(1)	9	+10	NM	30	13	-17	-131%
Total costs and expenses	1,606	1,507			3,197	3,040
Operating income (loss)	480	412			972	862
Equity earnings (losses)	92	125	-33	-26%	174	232	-58	-25%
Other investing income (loss) – net	67	2	+65	NM	71	273	-202	-74%
Interest expense	(211)	(205)	-6	-3%	(420)	(419)	-1	—%
Other income (expense) – net	21	15	+6	+40%	36	64	-28	-44%
Income (loss) before income taxes	449	349			833	1,012
Provision (benefit) for income taxes	—	1	+1	+100%	—	4	+4	+100%
Net income (loss)	449	348			833	1,008
Less: Net income attributable to noncontrolling interests	23	28	+5	+18%	47	54	+7	+13%
Net income (loss) attributable to controlling interests	$426	$320			$786	$954

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended June 30, 2018 vs. three months ended June 30, 2017
Service revenues increased primarily due to higher transportation fee revenues at Transco associated with expansion projects placed in-service in 2017 and 2018, as well as higher gathering and processing volumes across certain of our operating locations.

Management’s Discussion and Analysis (Continued)

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
Product sales increased primarily due to higher marketing revenues reflecting higher non-ethane prices and higher system management gas sales, partially offset by $120 million lower olefin sales associated with the absence of volumes due to the sales of our olefin operations in 2017.
The increase in Product costs is primarily due to the impact of ASC 606 in which costs reflected in this line item for 2018 include volumes acquired as commodity consideration for NGL processing services, as well as higher marketing costs and system management gas costs. This increase is partially offset by the absence of $68 million of olefin feedstock volumes associated with the sales of our olefin operations, as well as the absence of natural gas purchases associated with the production of equity NGLs, which are now reported in Processing commodity expenses in conjunction with the implementation of ASC 606.
Processing commodity expenses presents the natural gas purchases associated with the production of equity NGLs as previously described in conjunction with the implementation of ASC 606.
Operating and maintenance expenses decreased slightly primarily due the absence of $26 million of costs associated with our former olefin operations, partially offset by higher operating and maintenance expenses primarily at Transco including pipeline integrity, general maintenance, and other testing.
Depreciation and amortization expenses increased due to new assets placed in service, partially offset by the absence of costs associated with our former olefin operations.
Selling, general, and administrative expenses decreased primarily due to the absence of $11 million of costs associated with our former olefin operations and the absence of severance-related and organizational realignment costs incurred in 2017.
The favorable change in Other (income) expense – net within Operating income (loss) includes favorable adjustments associated with certain regulatory liabilities resulting from Tax Reform, partially offset by the absence of a gain on the sale of our RGP Splitter in 2017.
The favorable change in Operating income (loss) includes an increase in Service revenues primarily associated with Transco projects placed in-service in 2017 and 2018, favorable NGL and marketing commodity margins reflecting higher non-ethane prices, and favorable adjustments associated with certain regulatory liabilities resulting from Tax Reform, partially offset by the absence of operating income related to our former olefin operations, and higher operating costs at Transco.
The unfavorable change in Equity earnings (losses) is primarily due to a decrease in volumes at Discovery.
The favorable change in Other investing income (loss) – net is primarily due to a gain on the deconsolidation of our interest in Jackalope. (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements.)
Six months ended June 30, 2018 vs. six months ended June 30, 2017
Service revenues increased primarily due to higher transportation fee revenues at Transco associated with expansion projects placed in-service in 2017 and 2018, as well as higher gathering and processing volumes across certain of our operating locations.
Service revenues – commodity consideration increased as the result of implementing ASC 606 using a modified retrospective approach, effective January 1, 2018. Therefore, prior periods have not been recast under the new guidance. These revenues represent consideration we receive in the form of commodities as full or partial payment for gathering

Management’s Discussion and Analysis (Continued)

and processing services provided. (See Note 2 – Revenue Recognition of Notes to Consolidated Financial Statements.) Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.
Product sales decreased primarily due to the absence of $267 million in olefin revenue associated with the sales of our olefin operations in 2017, partially offset by higher marketing revenues and higher system management gas sales. The increase in marketing revenue is driven by higher NGL prices and volumes, partially offset by lower crude oil and olefin-related volumes.
The increase in Product costs is primarily due to the impact of ASC 606 in which costs reflected in this line item for 2018 include volumes acquired as commodity consideration for NGL processing services, as well as higher marketing costs and system management gas costs. This increase is partially offset by the absence of $143 million of olefin feedstock volumes associated with the sales of our olefin operations, as well as the absence of natural gas purchases associated with the production of equity NGLs, which are now reported in Processing commodity expenses in conjunction with the implementation of ASC 606.
Processing commodity expenses presents the natural gas purchases associated with the production of equity NGLs as previously described in conjunction with the implementation of ASC 606.
Operating and maintenance expenses decreased primarily due to the absence of $49 million of costs associated with our former olefin operations, partially offset by higher operating and maintenance expenses at Transco primarily associated with pipeline integrity, general maintenance, and other testing and labor costs.
Depreciation and amortization expenses decreased due to the absence of costs associated with our former olefin operations, partially offset by new assets placed in-service.
Selling, general, and administrative expenses decreased primarily due to the absence of $18 million in costs associated with our former olefin operations, the absence of severance-related and organizational realignment costs incurred in 2017, and ongoing cost containment efforts.
The unfavorable change in Other (income) expense – net within Operating income (loss) includes the absence of gains from certain contract settlements and terminations in 2017, the absence of a gain on the sale of our RGP Splitter in 2017, and 2018 regulatory charges associated with Northwest Pipeline’s approved rates related to Tax Reform, partially offset by favorable adjustments to certain regulatory liabilities associated with Tax Reform.
The favorable change in Operating income (loss) includes an increase in Service revenues primarily associated with Transco projects placed in-service in 2017 and 2018 and higher gathering and processing volumes across certain of our operating locations, as well as higher NGL and marketing margins. These favorable changes are partially offset by the absence of operating income related to our former olefin operations, and higher operating costs at Transco.
The unfavorable change in Equity earnings (losses) is primarily due to a decrease in volumes at Discovery.
The unfavorable change in Other investing income (loss) – net is primarily due to the absence of a gain on disposition of our investments in DBJV and Ranch Westex JV LLC in 2017, partially offset by a gain on the deconsolidation of our interest in Jackalope in 2018. (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements.)
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

Management’s Discussion and Analysis (Continued)

operating performance of our assets. Modified EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP.
Northeast G&P

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Service revenues	$232	$217	$460	$434
Service revenues - commodity consideration	4	—	8	—
Product sales	75	52	173	120
Segment revenues	311	269	641	554

Product costs	(77)	(49)	(176)	(118)
Processing commodity expenses	(2)	—	(4)	—
Other segment costs and expenses	(92)	(90)	(179)	(177)
Proportional Modified EBITDA of equity-method investments	115	117	223	214
Northeast G&P Modified EBITDA	$255	$247	$505	$473
Three months ended June 30, 2018 vs. three months ended June 30, 2017
Modified EBITDA increased primarily due to higher Service revenues.
Service revenues increased primarily due to higher gathering volumes at Susquehanna Supply Hub reflecting increased production from customers, as well as higher gathering and processing revenues at Ohio Valley Midstream.
Product sales increased primarily due to higher non-ethane prices within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Six months ended June 30, 2018 vs. six months ended June 30, 2017
Modified EBITDA increased primarily due to higher Service revenues.
Service revenues increased primarily due to higher gathering volumes at Susquehanna Supply Hub reflecting increased production from customers, as well as higher gathering and processing volumes and higher fractionation revenues at Ohio Valley Midstream.
Product sales increased primarily due to higher non-ethane prices and volumes within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Proportional Modified EBITDA of equity-method investments increased primarily due to a $19 million increase at Appalachia Midstream Investments reflecting our increased ownership acquired in late first-quarter 2017 and higher volumes, partially offset by decreases at UEOM and Laurel Mountain Midstream.

Management’s Discussion and Analysis (Continued)

Atlantic-Gulf

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Service revenues	$590	$547	$1,199	$1,083
Service revenues - commodity consideration	12	—	27	—
Product sales	105	125	198	259
Segment revenues	707	672	1,424	1,342

Product costs	(106)	(113)	(198)	(231)
Processing commodity expenses	(2)	—	(7)	—
Other segment costs and expenses	(168)	(185)	(380)	(359)
Proportional Modified EBITDA of equity-method investments	44	80	87	152
Atlantic-Gulf Modified EBITDA	$475	$454	$926	$904

NGL margin	$8	$9	$18	$23
Three months ended June 30, 2018 vs. three months ended June 30, 2017
Modified EBITDA increased primarily due to higher Service revenues and lower Other segment costs and expenses, partially offset by lower Proportional Modified EBITDA of equity-method investments.
Service revenues increased primarily due to a $50 million increase in Transco’s natural gas transportation fee revenues driven by expansion projects placed in service in 2017 and 2018.
Service revenues - commodity consideration increased as a result of implementing ASC 606 using a modified retrospective approach. These revenues represent consideration we receive in the form of commodities as full or partial payment for gathering and processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.
The decrease in Product sales includes a $18 million decrease in commodity marketing revenues driven by a $40 million decrease in crude oil revenues as this activity is now presented on a net basis within Product costs in 2018 in conjunction with the adoption of ASC 606, partially offset by a $22 million increase in non-ethane marketing revenues reflecting 53 percent higher non-ethane prices.
Product costs decreased primarily due to a $16 million decrease in marketing purchases (more than offset in Product sales) and the absence of natural gas purchases associated with the production of equity NGLs, which are now reported in Processing commodity expenses in conjunction with the implementation of ASC 606. This decrease was partially offset by an impact of ASC 606 in which costs reflected in this line item for 2018 include volumes acquired as commodity consideration for NGL processing services.
Processing commodity expenses presents the natural gas purchases associated with the production of equity NGLs as previously described in conjunction with the implementation of ASC 606.
The net sum of Service revenues - commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity product margins.
Other segment costs and expenses decreased primarily due to a favorable $20 million adjustment of regulatory liabilities associated with Tax Reform, partially offset by higher pipeline integrity costs, general maintenance, and other testing.

Management’s Discussion and Analysis (Continued)

The decrease in Proportional Modified EBITDA of equity-method investments is due to a $35 million decrease at Discovery, primarily related to a $29 million decrease associated with production ending on certain wells.
Six months ended June 30, 2018 vs. six months ended June 30, 2017
Modified EBITDA increased primarily due to higher Service revenues, partially offset by lower Proportional Modified EBITDA of equity-method investments, higher Other segment costs and expenses, and lower commodity margins.
Service revenues increased primarily due to a $114 million increase in Transco’s natural gas transportation fee revenues driven by a $107 million increase associated with expansion projects placed in service in 2017 and 2018.
Service revenues - commodity consideration increased as a result of implementing ASC 606 using a modified retrospective approach. These revenues represent consideration we receive in the form of commodities as full or partial payment for gathering and processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.
The decrease in Product sales includes:

•
A $63 million decrease in commodity marketing revenues driven by a $91 million decrease in crude oil revenues as this activity is now presented on a net basis within Product costs in 2018 in conjunction with the adoption of ASC 606, partially offset by a $27 million increase in NGL marketing revenues reflecting 37 percent higher non-ethane prices;

•	A $23 million increase in system management gas sales. System management gas sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA.
Product costs decreased primarily due to a $61 million decrease in marketing purchases (more than offset in Product sales) and the absence of natural gas purchases associated with the production of equity NGLs, which are now reported in Processing commodity expenses in conjunction with the implementation of ASC 606. This decrease was partially offset by an impact of ASC 606 in which costs reflected in this line item for 2018 include volumes acquired as commodity consideration for NGL processing services, as well as a $23 million increase in system management gas costs (more than offset in Product sales).
Processing commodity expenses presents the natural gas purchases associated with the production of equity NGLs as previously described in conjunction with the implementation of ASC 606.
The net sum of Service revenues - commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity product margins.
Other segment costs and expenses increased primarily due to $40 million higher operating and maintenance expense driven by increased pipeline integrity costs, general maintenance, and other testing, as well as higher labor costs at Transco. This increase is partially offset by $9 million of favorable adjustments to certain regulatory liabilities resulting from Tax Reform and a $9 million increase in Transco’s allowance for equity funds used during construction (AFUDC).
The decrease in Proportional Modified EBITDA of equity-method investments is due to a $63 million decrease at Discovery, primarily related to a $52 million decrease associated with production ending on certain wells.

Management’s Discussion and Analysis (Continued)

West

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Service revenues	$535	$527	$1,066	$1,045
Service revenues - commodity consideration	78	—	160	—
Product sales	560	435	1,090	891
Segment revenues	1,173	962	2,316	1,936

Product costs	(557)	(409)	(1,083)	(825)
Processing commodity expenses	(20)	—	(50)	—
Other segment costs and expenses	(226)	(215)	(418)	(413)
Proportional modified EBITDA of equity-method investments	19	18	37	43
West Modified EBITDA	$389	$356	$802	$741

NGL margin	$53	$30	$105	$67
Three months ended June 30, 2018 vs. three months ended June 30, 2017
Modified EBITDA increased primarily due to higher commodity margins and Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:

•
A $15 million increase primarily related to higher processing rates in the Piceance region driven by higher NGL prices, as well as higher gathering volumes in the Haynesville Shale region and other areas, partially offset by lower gathering volumes primarily in the Eagle Ford region;

•
Offsetting changes primarily associated with implementing the new revenue guidance under ASC 606 including a $30 million decrease related to lower amortization of deferred revenue associated with the up-front cash payments received in conjunction with the fourth quarter 2016 Barnett Shale and Mid-Continent contract restructurings, offset by a $17 million increase related to the earlier recognition of revenues associated with MVCs and a $13 million increase related to other deferred revenue amortization primarily in the Permian basin;

•	A $7 million decrease at Northwest Pipeline primarily due to the reduction of its rates as a result of a rate case settlement that became effective January 1, 2018.
Service revenues - commodity consideration increased as a result of implementing ASC 606 using a modified retrospective approach. These revenues represent consideration we receive in the form of commodities as full or partial payment for gathering and processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.
The increase in Product sales includes:

•
A $97 million increase in marketing revenues primarily due to increases in product prices including a 41 percent increase in average non-ethane per-unit sales prices and an 8 percent increase in ethane prices, partially offset by an 8 percent decrease in natural gas volumes (substantially offset by higher Product costs);

•	A $9 million increase in system management gas sales due to a change in presentation in accordance with ASC 606, which are offset in Product costs and, therefore, have no impact on Modified EBITDA.

Management’s Discussion and Analysis (Continued)

The increase in Product costs includes the impact of ASC 606 in which costs reflected in this line item for 2018 include volumes acquired as commodity consideration for NGL processing services, as well as an $83 million increase in marketing purchases (more than offset in Product sales). The increase also includes a $10 million increase in system management gas costs (offset in Product sales), partially offset by the absence of natural gas purchases associated with the production of equity NGLs, which are now reported in Processing commodity expenses in conjunction with the implementation of ASC 606.
Processing commodity expenses presents the natural gas purchases associated with the production of equity NGLs as previously described in conjunction with the implementation of ASC 606.
The net sum of Service revenues - commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity product margins. Our commodity product margins increased primarily due to a $23 million increase in NGL product margins and a $14 million increase in marketing margins. NGL margins are driven by $21 million in higher non-ethane margins, reflecting higher non-ethane prices and lower natural gas prices.
Other segment costs and expenses increased primarily due to a $6 million regulatory charge associated with Northwest Pipeline’s approved rates related to Tax Reform.
Six months ended June 30, 2018 vs. six months ended June 30, 2017
Modified EBITDA increased primarily due to higher commodity margins and higher Service revenues.
Service revenues increased primarily due to:

•	A $26 million increase driven by higher gathering volumes primarily in the Haynesville Shale region;

•
A $13 million increase in rates driven by higher NGL prices in the Piceance region as well as higher average gathering and processing rates across most other areas, partially offset by lower rates primarily in the Haynesville Shale;

•
Nearly offsetting changes primarily associated with implementing the new revenue guidance under ASC 606 including a $59 million decrease related to lower amortization of deferred revenue associated with the up-front cash payments received in conjunction with the fourth quarter 2016 Barnett Shale and Mid-Continent contract restructurings, offset by a $34 million increase related to the earlier recognition of revenues associated with MVCs and a $24 million increase related to other deferred revenue amortization primarily in the Permian basin;

•	A $15 million decrease at Northwest Pipeline primarily due to the reduction of its rates as a result of a rate case settlement that became effective January 1, 2018.
Service revenues - commodity consideration increased as a result of implementing ASC 606 using a modified retrospective approach. These revenues represent consideration we receive in the form of commodities as full or partial payment for gathering and processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.
The increase in Product sales includes:

•
A $129 million increase in marketing revenues primarily due to increases in product prices including a 29 percent increase in average non-ethane per-unit sales prices and a 10 percent increase in ethane prices, partially offset by an 18 percent decrease in natural gas volumes (substantially offset by higher Product costs);

•	A $26 million increase in system management gas sales due to a change in presentation in accordance with ASC 606, which are offset in Product costs and, therefore, have no impact on Modified EBITDA.

Management’s Discussion and Analysis (Continued)

The increase in Product costs includes the impact of ASC 606 in which costs reflected in this line item for 2018 include volumes acquired as commodity consideration for NGL processing services, a $115 million increase in marketing purchases (more than offset in Product sales), a $26 million increase in system management gas costs (offset in Product sales), partially offset by the absence of natural gas purchases associated with the production of equity NGLs, which are now reported in Processing commodity expenses in conjunction with the implementation of ASC 606.
Processing commodity expenses presents the natural gas purchases associated with the production of equity NGLs as previously described in conjunction with the implementation of ASC 606.
The net sum of Service revenues - commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity product margins. Our commodity product margins increased primarily due to a $38 million increase in NGL product margins and a $14 million increase in marketing margins. NGL margins are driven by $36 million in higher non-ethane margins, reflecting higher non-ethane prices and lower natural gas prices.
Other segment costs and expenses increased primarily due to the absence of a $15 million gain from contract settlements and terminations in 2017 and a $12 million regulatory charge associated with Northwest Pipeline’s approved rates related to Tax Reform, partially offset by $9 million lower general and administrative costs reflecting ongoing cost containment efforts and slightly lower operating and maintenance costs.
Proportional modified EBITDA of equity-method investments decreased primarily due to the divestiture of our interests in DBJV and Ranch Westex JV LLC late in the first quarter of 2017.
NGL & Petchem Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
NGL & Petchem Services Modified EBITDA	$—	$30	$—	$81

Olefins margin	$—	$52	$—	$123
Modified EBITDA changed unfavorably for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 due to the sales of our olefin operations in 2017. As a result, there are no operations within this reporting segment in 2018.

Management’s Discussion and Analysis (Continued)

Management’s Discussion and Analysis of Financial Condition and Liquidity
Although we expect the WPZ Merger will be completed during the third quarter of 2018, the following discussion reflects our outlook and liquidity in the event that the WPZ Merger is either delayed or not completed.
Outlook
Fee-based businesses are a significant component of our portfolio and serve to reduce the influence of commodity price fluctuations on our cash flows. We expect to benefit as continued growth in demand for low-cost natural gas is driven by increases in LNG exports, industrial demand, and power generation.
As previously discussed in Company Outlook, our growth capital and investment expenditures in 2018 are currently expected to be at least $3.2 billion. Approximately $1.8 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining growth capital spending in 2018 primarily reflects investment in gathering and processing systems in the Northeast G&P segment limited primarily to known new producer volumes, including volumes that support Transco expansion projects including our Atlantic Sunrise project. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments. We intend to fund the planned 2018 growth capital with retained cash flow, debt, and proceeds from assets sales. We retain the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2018. Our potential material internal and external sources of liquidity for 2018 are as follows:

•	Cash and cash equivalents on hand;

•	Cash generated from operations;

•	Distributions from our equity-method investees;

•	Cash proceeds from issuance of debt and/or equity securities;

•	Utilization of our credit facility and/or commercial paper program;

•	Proceeds from asset monetizations.
We anticipate our material internal and external uses of liquidity to be:

•	Working capital requirements;

•	Capital and investment expenditures;

•	Debt service payments, including payments of long-term debt;

•	Quarterly distributions to our unitholders.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.

Management’s Discussion and Analysis (Continued)

As of June 30, 2018, we had a working capital deficit of $308 million. Our available liquidity is as follows:

Available Liquidity	June 30, 2018
(Millions)
Cash and cash equivalents	$255
Capacity available under our $3.5 billion credit facility, less amounts outstanding under our $3 billion commercial paper program (1)	3,500
$3,755

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. Through June 30, 2018, no amount was outstanding under our commercial paper program and credit facility during 2018. At June 30, 2018, we were in compliance with the financial covenants associated with this credit facility. Borrowing capacity available under our $3.5 billion credit facility as of July 31, 2018, was $3.5 billion.

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
In September 2016, we filed a registration statement for our distribution reinvestment program. (See Note 7 – Partners’ Capital of Notes to Consolidated Financial Statements.) In July 2018, we gave notice to terminate our distribution reinvestment program.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.
Credit Ratings
Our ability to borrow money is impacted by our credit ratings. Our current ratings are as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating
S&P Global Ratings	Negative	BBB	BBB
Moody’s Investors Service	Stable	Baa3	N/A
Fitch Ratings	Positive	BBB-	N/A
Following the announcement of the WPZ Merger, on May 17, 2018, the credit ratings agencies affirmed and/or revised the outlook and ratings as noted in the table above. The outlook for WPZ was changed by S&P Global Ratings and Moody’s.
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

Management’s Discussion and Analysis (Continued)

Cash Distributions to Unitholders
The Board of Directors of our general partner declared a cash distribution of $0.629 per common unit on July 23, 2018, to be paid on August 10, 2018, to unitholders of record at the close of business on August 3, 2018.
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Six Months Ended June 30,
	Category	2018	2017
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$1,710	$1,765
Proceeds from long-term debt (see Note 6)	Financing	1,814	1,698
Contributions in aid of construction	Investing	339	194
Proceeds from sales of common units (see Note 1)	Financing	—	2,184
Proceeds from dispositions of equity-method investments (see Note 4)	Investing	—	200

Uses of cash and cash equivalents:
Capital expenditures	Investing	(1,873)	(1,049)
Payments of long-term debt (see Note 6)	Financing	(1,251)	(1,535)
Distributions paid (1)	Financing	(1,116)	(1,357)
Distributions to noncontrolling interests	Financing	(93)	(108)
Purchases of and contributions to equity-method investments	Investing	(91)	(79)
Payments of commercial paper – net	Financing	—	(93)

Other sources / (uses) – net	Financing and Investing	(65)	(57)
Increase (decrease) in cash and cash equivalents		$(626)	$1,763
_________

(1)	Includes $852 million and $1.018 billion to Williams in 2018 and 2017, respectively.
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Equity (earnings) losses, and Net (gain) loss on disposition of equity-method investments. Our Net cash provided (used) by operating activities for the six months ended June 30, 2018, decreased from the same period in 2017 primarily due to the impact of net unfavorable changes in operating working capital and decreased distributions from unconsolidated affiliates in 2018, partially offset by higher operating income in 2018.
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

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2018.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
On February 21, 2017, we received notice from the Environmental Enforcement Section of the United States Department of Justice (DOJ) regarding certain alleged violations of the Clean Air Act at our Moundsville facility as set forth in a Notice of Noncompliance issued by the EPA on January 14, 2016. The notice includes an offer to avoid further legal action on the alleged violations by paying $2 million. In discussion with the DOJ and the EPA, the EPA has indicated its belief that additional similar violations have occurred at our Oak Grove facility and has expressed interest in pursuing a global settlement. On July 23, 2018, we received an offer from the DOJ to globally settle the government’s claim for civil penalties associated with the alleged violations at both the Moundsville and the Oak Grove facilities for $1.6 million. We are evaluating the agencies’ offer.
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

Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed, except as set forth and as supplemented below:

The FERC recently issued a policy statement that reversed its 2005 income tax policy that permitted master limited partnership (MLP) interstate oil and natural gas pipelines to recover an income tax allowance in cost of service rates, which if implemented, may adversely impact our financial condition and future results of operations.

In May 2005, the FERC issued a statement of general policy permitting a pipeline to include in its cost-of-service computations an income tax allowance provided that an entity or individual has an actual or potential income tax liability on income from the pipeline’s public utility assets. Pursuant to that policy, the extent to which owners of pipelines have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis in rate cases where the amounts of the allowances will be established. On March 15, 2018, the FERC issued a revised policy statement regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting an MLP pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit an MLP pipeline to recover an income tax allowance in its cost of service and further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings.

On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the facts of the case, but also any arguments regarding the underlying validity of the policy itself.

On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate as a result of Tax Reform and the FERC’s revised policy statement regarding MLPs. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing process and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance.

On March 15, 2018, the FERC also issued a Notice of Inquiry seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to accumulated deferred income tax amounts after the corporate income tax rate reduction and bonus depreciation rules, and whether other features of Tax Reform require FERC action. Due to the foregoing, it is reasonably possible that future tariff-based rates collected by our interstate natural gas pipelines may be negatively impacted by such actions, which may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The WPZ Merger is subject to closing conditions that, if not satisfied or waived, will result in the WPZ Merger not being consummated, which may cause the market price of our common units and/or Williams common stock to decline.
The obligation of the parties to the WPZ Merger Agreement to complete the WPZ Merger is subject to the satisfaction or waiver of certain conditions, some of which remain outstanding, including:

•	The delivery of the joint consent statement/proxy statement/prospectus to holders of WPZ Units at least 20 business days prior to the closing;

•
The delivery of the written consent in which WPZ unit holders holding a majority of the WPZ Units outstanding approve and adopt the WPZ Merger Agreement and the WPZ Merger in accordance with applicable law;

•	The effectiveness of the registration statement of which the joint consent statement/proxy statement/prospectus forms a part;

•	The approval for listing on the NYSE of the Williams common stock to be issued in the WPZ Merger, subject to official notice of issuance;

•	The absence of any decree, order, injunction, or law that prohibits the WPZ Merger or makes the WPZ Merger unlawful;

•
The approval by Williams stockholders of (i) the Charter Amendment and (ii) the issuance of Williams common stock in the WPZ Merger pursuant to the WPZ Merger Agreement, each having been obtained in accordance with applicable law and Williams’ governing documents.

The parties’ obligations are also separately subject to the satisfaction or waiver of the following conditions:

•
Certain fundamental representations and warranties of the other party relating to organization and existence, authorization to enter into the WPZ Merger Agreement and to complete the transactions contemplated thereby, and capitalization being true and correct as of the closing in all material respects;

•
The representations and warranties of the other party relating to the absence of changes that would have a material adverse effect on such party and the absence of material damage, destruction, or loss to any material portion of assets of such party or its subsidiaries being true and correct as of the closing;

•
All other representations and warranties of the other party being true and correct as of the closing, other than certain failures to be true and correct that would not in the aggregate result in a material adverse effect on the party making the representation or warranty;

•	The other party having performed or complied with all agreements and covenants required to be performed by it under the WPZ Merger Agreement in all material respects.
If these conditions are not satisfied or waived, the WPZ Merger will not occur, which may cause the market price of our common units and/or Williams common stock to decline.

Item 6. Exhibits

Exhibit No.		Description

2.1§	—
Agreement and Plan of Merger dated as of May 16, 2018, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC (filed on May 17, 2018 as Exhibit 2.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

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

/s/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
August 2, 2018